Form 10-Q
period 1995-06-30
250 WEST 57TH ST ASSOCIATES
filed 1995-08-11
CIK 100412

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                                         OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ___________

         Commission file number 0-2666

                            250 WEST 57th ST. ASSOCIATES
               (Exact name of registrant as specified in its charter)

         A New York Partnership                      13-6083380
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

                    60 East 42nd Street, New York, New York 10165
                      (Address of principal executive offices)
                                     (Zip Code)

                                   (212) 687-8700
                (Registrant's telephone number, including area code)

                                         N/A
         (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ X ].  No [   ] .

              An Exhibit Index is located on Page 14 of this Report. Number of pages (including exhibits) in this filing: 14.

    250 West 57th St. Associates                                         2.
    June 30, 1995



                         PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                          250 West 57th St. Associates
                         Condensed Statement of Income
                                (Unaudited)

                                  For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                     1995       1994        1995       1994

 Income:
   Basic rent, from a related
     party (Note B)              $  79,289   $  80,372 $  173,113  $  160,743
   Advance of primary overage
     rent, from a related
     party (Note B)                188,000     188,000    376,000     376,000
                                 ---------   --------- ----------  ----------
      Total income                 267,289     268,372    549,113     536,743
                                 ---------   --------- ----------  ----------

 Expenses:
   Interest on mortgage             67,899      70,688    138,352     141,434
   Supervisory services, to a
     related party (Note C)         15,000      15,000     30,000      30,000
   Amortization of mortgage
     refinancing costs               1,948       4,344      5,493       8,688
                                 ---------   --------- ----------  ----------
     Total expenses                 84,847      90,032    173,845     180,122
                                 ---------   --------- ----------  ----------
 Net income                      $ 182,442   $ 178,340 $  375,268  $  356,621
                                 ==========  ========= ==========  ==========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year      $  253.39  $   247.69 $   521.21  $   495.31
                                 =========  ========== ==========  ==========

 Distributions per $5,000
   participation consisted of
   the following:
     Income                      $  253.39  $   247.69 $   521.21  $   495.31
     Increase (Decrease) in
       capital deficit               (3.39)       2.31     (21.21)       4.69
                                 ---------  ---------- ----------  ----------
         Total distributions     $  250.00  $   250.00 $   500.00  $   500.00
                                 =========  ========== ==========  ==========

     At June 30, 1995 and 1994, there were $3,600,000 of participations outstanding.

    250 West 57th St. Associates                                         3.
    June 30, 1995



                          250 West 57th St. Associates
                            Condensed Balance Sheet
                                 (Unaudited)

                                           June 30, 1995   December 31, 1994
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,485
                                              ---------          ----------
     Total current assets                        84,124              84,485
                                              ---------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
                                             ----------          ----------
                                                   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
                                             ----------          ----------
                                                   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
                                             ----------          ----------
                                                   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    40,906              87,333
     Less: Accumulated amortization               2,597              80,089
                                             ----------          ----------
                                                 38,309               7,244
                                             ----------          ----------
       Total assets                          $2,239,868          $2,209,164
                                             ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,621          $   23,511
   Deferred credit                               22,104                -0-
   First mortgage principal payments
     due within one year (Note B)                18,483              16,350
                                             ----------          ----------
       Total current liabilities                 63,208              39,861
 Long-term debt (Note B)                      2,869,360           2,877,271
 Capital (deficit) (See analysis, page 4):
   June 30, 1995                               (692,700)               -0-
   December 31, 1994                               -0-             (707,968)
                                             ----------          ----------
       Total liabilities and capital:
     June 30, 1995                           $2,239,868
     December 31, 1994                       ==========         $ 2,209,164
                                                                ===========

    250 West 57th St. Associates                                         4.
    June 30, 1995



                         250 West 57th St. Associates
                         Analysis of Capital (Deficit)
                                 (Unaudited)

                                            June 30, 1995   December 31, 1994
 Capital deficit:

   January 1, 1995                            $ (707,968)
   January 1, 1994                                                $ (701,467)
     Add, Net income:
       January 1, 1995 through June 30, 1995     375,268                -0-
       January 1, 1994 through
         December 31, 1994                          -0-            1,944,494
                                              ----------          ----------
                                                (332,700)          1,243,027

 Less, Distributions:
   Distribution, November 30, 1994
     of Secondary Overage Rent
     for the lease year ended
     September 30, 1994                             -0-            1,230,995
   Distributions January 1, 1995
     through June 30, 1995                       360,000                -0-
   Distributions, January 1, 1994
     through December 31, 1994                      -0-              720,000
                                              ----------          ----------
                                                 360,000           1,950,995
                                              ----------          ----------
 Capital (deficit):
   June 30, 1995                              $ (692,700)
   December 31, 1994                                              $ (707,968)
                                              ==========          ==========

    250 West 57th St. Associates                                         5.
    June 30, 1995



                          250 West 57th St. Associates
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                          January 1, 1995     January 1, 1994
                                              through             through
                                            June 30, 1995       June 30, 1994

 Cash flows from operating activities:
   Net income                                $   375,268         $   356,621
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         5,493               8,688
   Change in mortgage refinancing costs          (36,558)               -0-
   Change in accrued interest payable               (890)                (44)
   Change in deferred credit                      22,104                -0-
                                             -----------         -----------
     Net cash provided by operating
       activities                                365,417             365,265

 Cash flows from financing activities:
   Cash distributions                           (360,000)           (360,000)
   Principal payments on long-term debt           (5,778)             (5,259)
                                             -----------         -----------
     Net cash used in financing activities      (365,778)           (365,259)
                                             -----------         -----------
     Net increase (decrease) in cash                (361)                  6

 Cash, beginning of period                        84,485              84,478
                                             -----------         -----------
 Cash, end of period                         $    84,124         $    84,484
                                             ===========         ===========

                                          January 1, 1995     January 1, 1994
                                              through             through
                                            June 30, 1995       June 30, 1994

   Cash paid for:
      Interest                               $   139,242         $   141,477
                                             ===========         ===========

    250 West 57th St. Associates                                         6.
    June 30, 1995



         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the joint venturers in Registrant, necessary for a fair statement of the results for such interim periods. The joint venturers in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly disclose the financial condition and results of Registrant's operations for the periods indicated and are adequate to make the information presented therein not misleading.

         Note B - Interim Period Reporting

                   The results for interim periods are not necessarily indicative of the results to be expected for a full year.

                   Registrant is a New York joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (hereinafter, collectively, the "Property"). Registrant's joint venturers are Peter L. Malkin, Stanley Katzman and Ralph W. Felsten (the "Joint Venturers"), each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (the "Participants").

                   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Mr. Malkin is among its partners. In addition, each of the Joint Venturers is also among the members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

                   Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic
         Rent"), and (ii)(A) primary overage rent equal to the lesser of
         (1) Net Lessee's net operating income for the preceding lease year or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary

    250 West 57th St. Associates                                         7.
    June 30, 1995



         overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

                   Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining cash investment.

                   For the lease year ended September 30, 1994, Net Lessee reported net operating profit of $3,487,544 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,367,772 for the fiscal year ended September 30, 1994. The Secondary Overage Rent of $1,367,772 represents 50% of the excess of the net operating profit of $3,487,544 over $752,000. After the payment of $136,777 to Counsel as an additional payment for supervisory services, the balance of $1,230,995 was distributed to the Participants on November 30, 1994.

                   Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
         30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a certified report on the operation of the Property. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

                   The Net Lease provides for one renewal option of 25 years. The Participants in Registrant and the partners in Net Lessee have agreed to execute three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

                   Effective March 1, 1995, the first mortgage loan on the Property, in the principal amount of $2,890,758, held by Apple Bank for Savings ("Apple Bank") was refinanced (the "Refinancing"). See Exhibit 10. The material terms of the refinanced mortgage loan (the "Mortgage Loan") are as follows:

                        (i)  a maturity date of June 1, 2000;

                       (ii) monthly payments of $24,096 aggregating $289,157 per annum applied first to interest at the rate of 9.4% per annum and the balance in reduction of principal;

    250 West 57th St. Associates                                         8.
    June 30, 1995



                      (iii) no prepayment until after the third loan year. Thereafter, a 3% penalty will be imposed in the fourth loan year and a 2% penalty during the fifth loan year. No prepayment penalty will be imposed if the Mortgage Loan is paid in full during the last 90 days of the fifth loan year; and

                       (iv) no Partner or Participant will have any personal liability for principal of, or interest on, the Mortgage Loan. See Exhibit 10 for the terms of the Mortgage Loan.

                   Registrant incurred approximately $36,558 of expenses in connection with the Refinancing, including $17,754 which was paid to Counsel for various services and disbursements. Net Lessee paid these expenses, obviating the need to increase the principal amount of the Mortgage Loan.

                   Net Lessee is obligated to pay Basic Rent equal to the sum of annual mortgage charges and supervisory fees. Accordingly, effective March 3, 1995, Basic Rent was reduced by $4,329 a year, such amount representing the annual savings in mortgage charges under the refinanced Mortgage Loan. Assuming that Net Lessee continues to earn a profit in excess of Basic Rent and Primary Overage Rent, Registrant should receive increased Secondary Overage Rent at the annual rate of $2,164 (one half of the annual savings on the Mortgage Loan). The Refinancing will not affect the amount of regular monthly distributions to the Participants.

                   Prior to the Refinancing, the Property was subject to a mortgage loan with the following material terms:

                        (i) a maturity date of June 1, 1995, with an option to extend the loan for an additional five-year term at 300 basis points over the highest five-year U.S. Treasury Note Yield, but not less than 9.75% per annum, with constant monthly payments based upon a 30-year amortization schedule;

                       (ii) during the initial term, monthly payments of $24,457 aggregating $293,486 per annum applied first to interest at the rate of 9.75% per annum and the balance in reduction of principal; and

                      (iii) no prepayment until the fourth loan year or, if Registrant exercises its option to extend the loan, no prepayment until the fourth extended loan year.
                   Thereafter, prepayment in full, but not in part, upon furnishing to Apple Bank (a) not more than 120 days and not less than 60 days' prior written notice and (b) a prepayment fee of 3% based on the then outstanding principal balance, which fee shall decrease to 2% during

    250 West 57th St. Associates                                         9.
    June 30, 1995



                   the fifth loan year (or fifth extended loan year), except that no prepayment fee will be charged to Registrant if prepayment is made within 90 days prior to maturity under the initial term or extended term of the Mortgage Loan.

                   It is anticipated that the refinancing of the Mortgage Loan will have no material effect on the amounts of Basic Rent, monthly advances against Primary Overage Rent, the annual basic payment for supervisory services made to Counsel or the regular monthly distributions to the Participants. See Note C.

         Note C - Supervisory Services

                   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1995, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

                   No remuneration was paid during the three and six month periods ended June 30, 1995 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 and $20,000, respectively, of the Basic Payment and $5,000 and $10,000, respectively, on account of the Additional Payment, for the three and six month periods ended June 30, 1995.

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities and distributes to the Participants quarterly source of distribution reports.

    250 West 57th St. Associates                                        10.
    June 30, 1995



                   Reference is made to Note B for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the Joint Venturers by reason of his interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

                   As of June 30, 1995, the Joint Venturers owned of record and beneficially $18,333.34 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                   In addition, as of June 30, 1995, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. See Note C of Item 1. Pursuant to the Net Lease, Net Lessee has assumed sole respons-ibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amount of Secondary Overage Rent is affected by the New York City economy and its real estate market. It is difficult to forecast whether the New York City economy and real estate market will improve over the next few years.

                   Registrant does not pay dividends. During the three and six month periods ended June 30, 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 participation
         ($1,000 per annum for each $5,000 participation).  On November 30,

    250 West 57th St. Associates                                        11.
    June 30, 1995



         1994, Registrant made an additional distribution for each $5,000 participation of $1,710. Such distribution represented Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

                   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

              Total income decreased for the three-month period ended June 30, 1995 as compared with the three-month period ended June 30, 1994. Such decrease resulted from a decrease in the Basic Rent now payable under the Net Lease.

              Total income increased for the six-month period ended June 30, 1995 as compared with the six-month period ended June 30, 1994. Such increase resulted from an increase in the Basic Rent paid by Net Lessee to cover certain costs (the Commitment Fee) in connection with the Refinancing. See Note B.

              Total expenses decreased for the three and six month periods ended June 30, 1995 as compared to the three and six month periods ended June 30, 1994. Such decrease resulted from both a decrease in interest expense on the Mortgage Loan and amortization of the costs incurred in connection with the Refinancing. See Note B.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1995, as compared with the three and six month periods ended June 30, 1994.

                   The amortization payments due under the Mortgage Loan (see Note B of Item 1 hereof) will not be sufficient to fully liquidate the outstanding principal balance thereof at maturity in 2000. The Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the

    250 West 57th St. Associates                                        12.
    June 30, 1995



         Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located.

                   Registrant anticipates that funds for working capital will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the partners in the Net Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Net Lease is in effect.

                                      Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1994, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a) The exhibit hereto is being incorporated by reference.

                   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

    250 West 57th St. Associates                                        13.
    June 30, 1995



                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Joint Venturers in Registrant, pursuant to a Power of Attorney, dated March 30, 1989 (the "Power").


         250 WEST 57TH ST. ASSOCIATES
         (Registrant)



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  August 7, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  August 7, 1995










    _________________________
            * Mr. Katzman supervises accounting functions for Registrant.

    250 West 57th St. Associates                                        14.
    June 30, 1995



                                    EXHIBIT INDEX

         10 Modification of Mortgage dated as of March 1, 1995 between Registrant and the Apple Bank for Savings, a copy of which was filed with Form 10-K for the year ended December 31, 1994, a copy of which is incorporated herein by reference as an exhibit hereto.