Form 10-Q
period 1995-09-30
250 WEST 57TH ST ASSOCIATES
filed 1995-11-13
CIK 100412

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

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
                                (Unaudited)

                                  For the Three Months     For the Nine Months
                                  Ended September 30,      Ended September 30,
                                    1995        1994        1995        1994

 Income:
   Basic rent, from a related
     party (Note B)            $   79,289  $   80,372  $  252,402  $  241,115
   Advance of primary overage
     rent, from a related
     party (Note B)               188,000     188,000     564,000     564,000
   Secondary Overage Rent,
     from a related party
     (Note B)                   1,154,342   1,367,772   1,154,342   1,367,772
                               ----------   ---------  ----------  ----------
      Total income              1,421,631   1,636,144   1,970,744   2,172,887
                               ----------   ---------  ----------  ----------

 Expenses:
   Interest on mortgage            67,795      70,622     206,147     212,056
   Supervisory services, to a
     related party (Note C)       128,204     151,777     158,204     181,777
   Amortization of mortgage
     refinancing costs              1,948       4,344       7,441      13,032
                               ----------  ----------  ----------  ----------
     Total expenses               197,947     226,743     371,792     406,865
                               ----------  ----------  ----------  ----------
 Net income                    $1,223,684  $1,409,401  $1,598,952  $1,766,022
                               ==========  ==========  ==========  ==========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year     $1,699.56   $1,957.50   $2,220.77   $2,452.81
                                =========   =========   =========   =========

 Distributions per $5,000
   participation consisted of
   the following:
     Income                    $ 1,699.56  $ 1,957.50  $ 2,220.77  $ 2,452.81
     Increase (Decrease) in
       capital deficit          (1,449.56)  (1,707.50)  (1,470.77)  (1,702.81)
                               ----------  ----------  ----------  ----------
         Total distributions   $   250.00  $   250.00  $   750.00  $   750.00
                               ==========  ==========  ==========  ==========

     At September 30, 1995 and 1994, there were $3,600,000 of participations outstanding.
         250 West 57th St. Associates                                    3.
         September 30, 1995


                          250 West 57th St. Associates
                            Condensed Balance Sheet
                                 (Unaudited)

                                      September 30, 1995   December 31, 1994
 Assets
 Current assets:
   Cash                                      $   84,123          $   84,485
   Rent receivable from Fisk Building
     Associates, a related party (Note B)     1,032,038                 -0-
                                             ----------          ----------
     Total current assets                     1,116,161              84,485
                                             ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
                                             ----------          ----------
                                                   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
                                             ----------          ----------
                                                   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
                                             ----------          ----------
                                                   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              87,333
     Less: Accumulated amortization               4,545              80,089
                                             ----------          ----------
                                                 36,561               7,244
                                             ----------          ----------
       Total assets                          $3,270,157          $2,209,164
                                             ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,587          $   23,511
   Accrued supervisory services,
     to a related party (Note C)                 13,204                -0-
   First mortgage principal payments
     due within one year (Note B)                18,920              16,350
                                             ----------          ----------
       Total current liabilities                 54,711              39,861
 Long-term debt (Note B)                      2,864,462           2,877,271
 Capital (See analysis, page 4):
   September 30, 1995                           350,984                -0-
   December 31, 1994                               -0-             (707,968)
                                             ----------          ----------
       Total liabilities and capital:
     September 30, 1995                      $3,270,157
     December 31, 1994                       ==========          $2,209,164
                                                                 ==========
         250 West 57th St. Associates                                    4.
         September 30, 1995


                          250 West 57th St. Associates
                              Analysis of Capital
                                  (Unaudited)

                                       September 30, 1995   December 31, 1994
 Capital:
   January 1, 1995                            $ (707,968)
   January 1, 1994                                                $ (701,467)
     Add, Net income:
       January 1, 1995 through
         September 30, 1995                    1,598,952                -0-
       January 1, 1994 through
         December 31, 1994                          -0-            1,944,494
                                              ----------          ----------
                                                 890,984           1,243,027

 Less, Distributions:
   Distribution, November 30, 1994
     of Secondary Overage Rent
     for the lease year ended
     September 30, 1994                             -0-            1,230,995
   Distributions January 1, 1995
     through September 30, 1995                  540,000                -0-
   Distributions, January 1, 1994
     through December 31, 1994                      -0-              720,000
                                              ----------          ----------
                                                 540,000           1,950,995
                                              ----------          ----------
 Capital:
   September 30, 1995                         $  350,984
   December 31, 1994                          ==========          $ (707,968)
                                                                  ==========
         250 West 57th St. Associates                                    5.
         September 30, 1995


                          250 West 57th St. Associates
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                          January 1, 1995     January 1, 1994
                                              through             through
                                       September 30, 1995  September 30, 1994


 Cash flows from operating activities:
   Net income                                $ 1,598,952         $ 1,766,022
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         7,441              13,032
   Change in accrued interest payable               (924)                (66)
   Change in accrued expenses                     13,204              36,777
   Change in additional rent due              (1,032,038)         (1,267,772)
   Change in mortgage refinancing costs          (36,758)                -0-
                                             -----------         -----------
     Net cash provided by operating
       activities                                549,877             547,993
                                             -----------         -----------
 Cash flows from financing activities:
   Cash distributions                           (540,000)           (540,000)
   Principal payments on long-term debt          (10,239)             (7,987)
                                             -----------         -----------
     Net cash used in financing activities      (550,239)           (547,987)
                                             -----------         -----------
     Net increase (decrease) in cash                (362)                  6

 Cash, beginning of period                        84,485              84,478
                                             -----------         -----------
 Cash, end of period                         $    84,123         $    84,484
                                             ===========         ===========

                                          January 1, 1995     January 1, 1994
                                              through             through
                                       September 30, 1995  September 30, 1994

   Cash paid for:
      Interest                               $   207,071         $   212,121
                                             ===========         ===========

         250 West 57th St. Associates                                    6.
         September 30, 1995

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

                   Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic Rent"), and (ii)(A) primary overage rent equal to the lesser of
         (1) Net Lessee's net operating income for the preceding lease year or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

         250 West 57th St. Associates                                    7.
         September 30, 1995

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

                   For the lease year ended September 30, 1995, Net Lessee reported net operating profit of $3,060,683 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,154,342 for the fiscal year ended September 30, 1995. The Secondary Overage Rent of $1,154,342 represents 50% of the excess of the net operating profit of $3,060,683 over $752,000. After payment of $22,305 for expenditures in connection with the refinancing of the first mortgage on the Property and the payment of $113,204 to Counsel as an additional payment for supervisory services, the balance of $1,018,833 will be distributed to the Participants on November 30, 1995.

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

                      (iii) no prepayment until after the third loan year. Thereafter, a 3% penalty will be imposed in the fourth loan year and a 2% penalty during the fifth loan year. No prepayment penalty will be imposed if the Mortgage Loan is paid in full during the last 90 days prior to maturity of the Mortgage Loan; and

         250 West 57th St. Associates                                    8.
         September 30, 1995

                       (iv) no Partner or Participant will have any personal liability for principal of, or interest on, the Mortgage Loan. See Exhibit 10 for the terms of the Mortgage Loan.

                   Registrant incurred approximately $36,758 of expenses in connection with the Refinancing, including $17,754 which was paid to Counsel for various services and disbursements. Net Lessee paid $14,454 of these expenses, as additional basic rent and advanced the balance of $22,304 which was repaid from the receipt of secondary overage rent, thus obviating the need to increase the principal amount of the Mortgage Loan.

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

         Note C - Supervisory Services

                   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1995, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

                   No remuneration was paid during the three and nine month periods ended September 30, 1995 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 and $30,000, respectively, of the Basic Payment and $5,000 and $15,000, respectively, on account of the Additional Payment, for the three and nine month periods ended September 30, 1995 from basic and primary overage rent. In addition, Registrant paid Counsel $100,000 in the three month period ended September 30, 1995, on account of Additional Payment of $113,204 with respect to Secondary Overage Rent. See Note B.

         250 West 57th St. Associates                                    9.
         September 30, 1995

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

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

                   As of September 30, 1995, the Joint Venturers owned of record and beneficially $26,666.68 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                   In addition, as of September 30, 1995, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purposes of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. See Note C of Item 1. Pursuant to the Net Lease, Net Lessee has assumed sole respons-ibility for the condition, operation, repair, maintenance and

         250 West 57th St. Associates                                   10.
         September 30, 1995

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

                   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation).
         On November 30, 1995, Registrant will make an additional distribution for each $5,000 participation of $1,415. Such distribution represents the balance of Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease after repayment of advances to the Net Lessee for expenses of the refinancing and Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

                   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

              Total income decreased for the three-month period ended September 30, 1995 as compared with the three-month period ended September 30, 1994. Such decrease resulted from a decrease in the Basic Rent now payable under the Net Lease and from a decrease in the Secondary Overage Rent payable by the net lessee for the lease year ended September 30, 1995, as compared with the lease year ended September 30, 1994. See Note B.

              Total income decreased for the nine-month period ended September 30, 1995 as compared with the nine-month period ended September 30, 1994. Such decrease was the net result of (i) an increase in the Basic Rent paid by Net Lessee to cover certain costs
              (the Commitment Fee) in connection with the Refinancing and (ii) a decrease in the Secondary
              Overage Rent payable by the net lessee for the lease year ended September 30, 1995, as compared with the lease year ended September 30, 1994. See Note B.

         250 West 57th St. Associates                                   11.
         September 30, 1995

              Total expenses decreased for the three and nine month periods ended September 30, 1995 as compared to the three and nine month periods ended September 30, 1994. Such decrease resulted from both a decrease in interest expense on the Mortgage Loan and amortization of the costs incurred in connection with the Refinancing and a decrease in the Additional Payment being made to Counsel based on the Secondary Overage Rent payable for the lease year ended September 30, 1995. See Note B.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1995, as compared with the three and nine month periods ended September 30, 1994.

                   The amortization payments due under the Mortgage Loan (see Note B of Item 1 hereof) will not be sufficient to fully liquidate the outstanding principal balance thereof at maturity in 2000. The Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located.

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

                             PART II.  OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

         250 West 57th St. Associates                                   12.
         September 30, 1995

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


         Date:  November 9, 1995


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  November 9, 1995














         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         250 West 57th St. Associates                                   13.
         September 30, 1995

                                    EXHIBIT INDEX


                   Registrant is not filing any exhibit as part of this quarterly report on Form 10-Q.