Form 10-K
period 1995-12-31
250 WEST 57TH ST ASSOCIATES
filed 1996-04-01
CIK 100412

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1995

               [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ________________

         Commission file number O-2666

                             250 WEST 57TH ST. ASSOCIATES
               (Exact name of registrant as specified in its charter)

                    New York                            13-6083380
         State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization           Identification No.)

         60 East 42nd Street, New York, New York             10165
         (Address of principal executive offices)          (Zip Code)

         Registrant's telephone number, including area code (212) 687-8700

         Securities registered pursuant to Section 12(b) of the Act:

                                        None

             Securities registered pursuant to section 12(g) of the Act:

               $3,600,000 of Participations in Joint-Venture Interests

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for
         the past 90 days.  Yes [ x ]  No [   ]

         The aggregate market of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         An Exhibit Index is located on pages 31 through 33 hereof. Number of pages (including exhibits) in this filing: 47






                                       PART I


         Item 1.  Business.

                   (a)  General

                   Registrant is a joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land thereunder (the "Property"). Registrant's joint venturers are Peter L. Malkin, Stanley Katzman and Ralph W. Felsten (individually, a "Joint Venturer" and, collectively, the "Joint Venturers") each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

                   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), a partnership, under a net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a partnership in which Mr. Malkin is one of the Partners. The Joint Venturers are also members of the law firm of Wien, Malkin & Bettex, 60 East 42nd Street, New York, New York, counsel to Registrant and the Net Lessee (the "Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

                   As of December 31, 1995, the Building was approximately 88% occupied by approximately 275 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

                   (b)  Net Lease

                   Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic Rent"), and (ii)(A) primary overage rent equal to the lesser of
         (1) Net Lessee's net operating income for the lease year or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

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

                   For the lease year ended September 30, 1995, Net Lessee reported net operating profit of $3,060,683 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,154,342 for the fiscal year ended September 30, 1995. The Secondary Overage Rent of $1,154,342 represents 50% of the excess of the net operating profit of $3,060,683 over $752,000. After the payment of $22,305 for expenditures in connection with the refinancing of the first mortgage on the Property and the payment of $113,204 to Counsel as an additional payment for supervisory services, the balance of $1,018,833 was distributed to the Participants on November 30, 1995.

                   Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
         30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a certified report on the operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 1995, 1994 and 1993.

                   The Net Lease provides for one renewal option of 25 years. The Participants in Registrant and the partners in Net Lessee have agreed to execute three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

                   (c)  Mortgage Loan Refinancing

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

                   Registrant incurred $36,758 of expenses in connection with the Refinancing, including $17,754 which was paid to Counsel for various services and disbursements. Net Lessee paid 14,453 of these expenses as additional basic rent and advanced the balance of $22,305 which was repaid from the receipt of Secondary Overage Rent, thus obviating the need to increase the principal amount of the Mortgage Loan.

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

                       (ii) during the initial term, monthly payments of $24,457 aggregating $293,486 per annum applied first to interest at the rate of 9.75% per annum and the balance in reduction of principal; and

                      (iii) no prepayment until the fourth loan year or, if Registrant exercises its option to extend the loan, no prepayment until the fourth extended loan year. Thereafter, prepayment in full, but not in part, upon furnishing to Apple Bank (a) not more than 120 days and not less than 60 days' prior written notice and (b) a prepayment fee of 3% based on the then outstanding principal balance, which fee shall decrease to 2% during the fifth loan year (or fifth extended loan year), except that no prepayment fee will be charged to Registrant if prepayment is made within 90 days prior to maturity under the initial term or extended term of the Mortgage Loan.

                   (d)  Competition

                   Pursuant to currently offered tenant space leases at the Building, the average annual base rental rate payable to Net Lessee approximates $26 per square foot (exclusive of electricity charges and escalation) which rental rate is competitive with the average rental rates charged by similar office buildings currently offering comparable space in the immediate vicinity. Registrant has been advised that the currently offered average rental rate is approximately $27 per square foot at one neighboring office build-ing with certain upgraded interior improvements, located at 1775 Broadway (across 57th Street). A building located at 1780 Broadway, which contains 12 stories and provides no rear or side window exposure (due to its location in the middle of the block), offers space at approximately $22 per square foot. 1776 Broadway, a building which contains 24 stories and offers approximately the same grade facilities as the Building, currently offers a rental rate averaging approximately $28 per square foot.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $45 per square foot on Fifth Avenue to approximately $7 per square foot in less-developed industrial and/or commercial areas. Accordingly, rents at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Leases

                   Net Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residen-tial real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's particular lease. With respect to the retail leases, the tenants are required to pay electricity charges and taxes, and some tenants are required to pay cost of living increases in rent. In one particular instance, percentage rent was included in the tenant's lease in lieu of cost of living increases.


         Item 2.  Properties.

                   As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by the Mortgage Loan which, at December 31, 1995, had an unpaid principal balance of $2,878,818. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

                   The Building, erected in 1921 and containing 26 floors, occupies the entire block front on the south side of West 57th Street between Broadway and Eighth Avenue, New York, New York. The Building has ten passenger and three freight elevators and is equipped with a combination of central and individual window unit air-conditioning.

                   The Building is net leased to Net Lessee under the Net Lease. A modification of the Net Lease, effective October 1, 1984, provides for a further renewal term of 25 years, from October 1, 2003 through September 30, 2028. Registrant and Net Lessee have agreed to execute separate lease modification agreements covering three additional 25-year renewal terms on or before the expiration of the then applicable renewal term. There is no change in the terms of the Net Lease during the renewal periods. See Item 1 hereof.

                   A majority of the Building's tenants are engaged in the entertainment business, insurance business, publishing, and the practice of law, accounting and dentistry. In addition, there are several commercial tenants located on the street level of the Building, including a restaurant and several retail stores.


         Item 3.  Legal Proceedings.

                   There are no material pending legal proceedings to which Registrant is a party.

         Item 4.  Submission of Matters to a Vote of Security Holders.

                   During the fourth quarter of the fiscal year ended December 31, 1995, Registrant did not submit any matter to a vote of the Participants through the solicitation of proxies or other-wise.

                                       PART II


         Item 5.   Market for Registrant's Common Stock
                   and Related Security Holder Matters.

                   Registrant is a joint venture organized pursuant to a joint venture agreement entered into among various individuals dated May 1, 1954.

                   Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the joint venture interests of the Joint Venturers in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in the Joint Venturers' undivided interest in Registrant and are divided approximately equally among the Joint Venturers. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 55 transfers of Participations during 1995. In four instances, the indicated purchase price was equal to two times the face amount of the Participation transferred, i.e. $10,000 for a $5,000 Participation. In two instances, the indicated purchase price was equal to 2.26 times the face amount of the Participation transferred.

                   (b) As of December 31, 1995, there were 545 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1994 and 1993, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 1995 and November 30, 1994, Registrant made additional distributions for each $5,000 Participation of $1,415 and $1,710, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions;

         however, the amount of such distributions, particularly dis-tributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

         Item 6.


                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                                   Year ended December 31,
                                       1995       1994       1993       1992       1991

Basic minimum annual rent income.   $  331,691 $  321,486 $  321,486 $  321,486 $  321,486
Primary overage rent income......      752,000    752,000    752,000    752,000    752,000
Secondary overage rent income....    1,154,342  1,367,772  1,146,828  1,003,181  1,974,727

   Total revenue.................   $2,238,033 $2,441,258 $2,220,314 $2,076,667 $3,048,213

Net income.......................   $1,781,573 $1,944,494 $1,744,631 $1,614,436 $2,487,908

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year............................   $    2,474 $    2,701 $    2,423 $    2,242 $    3,455


Total assets.....................   $2,236,141 $2,209,164 $2,226,533 $2,243,909 $2,261,285


Long-term obligations............   $2,859,449 $2,877,271 $2,893,621 $2,904,401 $2,914,184


Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income........................   $    2,415 $    2,701 $    2,423 $    2,242 $    3,455
   Return of capital.............         -             9         11         12         13

   Total distributions...........   $    2,415 $    2,710 $    2,434 $    2,254 $    3,468


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                   Registrant was organized solely for the purposes of owning the Property described in Item 2 hereof subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the mortgage charges and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amount of Secondary Overage Rent is affected by the New York City economy and its real estate market. It is difficult to forecast whether the New York City economy and real estate market will improve over the next few years. The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

         (a) Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. The decrease resulted from a decrease in Secondary Overage Rent net of an increase in Basic Rent received by Registrant for the lease year ended September 30, 1995 as compared with the lease year ended September 30, 1994. See Note 4 of the Notes. Total income increased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. The increase resulted from the increase in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1994 as compared with the lease year ended September 30, 1993. See Note 4 of the Notes.

         (b) Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. The decrease was the result of (i) a decrease in supervisory service expense, (ii) a decrease in interest on the Mortgage Loan and (iii) a decrease in amortization of mortgage refinancing costs. See Notes 3a and 5 of the Notes. Total expenses increased for the year ended December 31, 1994 as compared with the year ended December 31, 1993. The increase was the net result of (x) an increase in supervisory service expense and (y) a decrease in interest on the Mortgage Loan. See Notes 3a and 5 of the Notes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1995 as compared with the year ended December 31, 1994.

                   Based on the current net profit from the Building and current trends in the geographic area in which the Property is located, the value of the Property is estimated to be in excess of the amount of the Mortgage Loan balance at December 31, 1995. Consequently, there are no material changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures while the Net Lease is in effect.

                                      Inflation

                   Inflationary trends in the economy do not directly affect Registrant's operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Net Lessee. Net Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect only the amount of Primary and Secondary Overage Rent payable by Net Lessee, which is based on Net Lessee's net operating profit.


         Item 8.  Financial Statements and Supplementary Data.

                   The financial statements, together with the accompanying report by, and the consent to the use thereof, of Jacobs Evall & Blumenfeld LLP immediately following, are being filed in response to this item.


         Item 9.   Disagreements on Accounting and Financial Disclosure.

                   Not applicable.

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other
         centralization of management.  There is no specific term of office for any Joint Venturer in Registrant.  The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 1995 the following: name, age, nature of any family relationship with any other Joint Venturer, business exper-ience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:
                                                                      Date
                                                       Principal      Individual
                        Nature of                      Occupation     became
                        Family        Business         and            Joint
 Name              Age  Relationship  Experience       Employment     Venturer

 Peter L. Malkin   62      None       Attorney-at-Law  Senior Partner    1982
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Stanley Katzman   63      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

 Ralph W. Felsten  69      None       Attorney-at-Law  Senior Partner    1990
                                                       Wien, Malkin
                                                       & Bettex,
                                                       Counsellors-
                                                       at-Law

                   As stated in Item 1 hereof, each Joint Venturer is a member of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

                   The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Joint Venturers are also either a director, joint venturer or general partner are as follows:

                   Ralph W. Felsten is a general partner in 60 East 42nd St. Associates.

                   Stanley Katzman is a general partner in 60 East 42nd St. Associates.

                   Peter L. Malkin is a general partner in Garment Capitol Associates, 60 East 42nd St. Associates, Navarre-500 Building Associates and Empire State Building
                   Associates.

         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof; Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the fiscal year ended December 31, 1995 by Registrant to any of the Joint Venturers as such. Registrant pays Counsel for legal fees and supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to the Participants in any year in excess of the amount representing a return at the rate of 15% per annum on their remaining cash investment. At December 31, 1995, such remaining cash investment was $3,600,000. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Counsel $173,204 during the fiscal year ended December 31, 1995. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local security law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 hereof, the Joint Venturers are members of Counsel.


         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1995, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

                   (b) At December 31, 1995, the Joint Venturers (see Item 10 hereof) beneficially owned, directly or indirectly, as a group the following Participations in Registrant:

                            Name & Address         Amount of
                            of Beneficial          Beneficial     Percent
         Title of Class         Owners             Ownership      of Class

         Participations     Ralph W. Felsten       $ 5,000.00     .1388%
         in Joint Venture   300 East 54th St.
         Interests          Apartment 15H
                            New York, NY  10022

                            Stanley Katzman        $ 5,833.34     .1620%
                            75-18 193rd Street
                            Flushing, NY  11366

                            Peter L. Malkin        $15,833.34     .4398%
                            21 Bobolink Lane
                            Greenwich, CT  06830

                   At such date, one of the Joint Venturers (see Item 10 hereof) held additional Participations as follows:

                        Isabel Malkin, the wife of Peter L. Malkin, owned
                   of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                        (a)  As stated in Item 1 hereof, each Joint
         Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. Mr. Felsten is a participant in the Net Lessee. As a consequence of one of the three Joint Venturers being a partner in Net Lessee, and one being a participant in the Net Lessee, and all three Joint Venturers being members of Counsel (which represents Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective partici-pating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent of a specified number of the Participants in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Joint Venturer in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, each of the Joint Venturers by reason of his respective partnership interest in Counsel is en-titled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Net Lessee.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel of which the Joint Venturers are members. The respective interests of the Joint Venturers in any remuneration paid or given by Registrant to Counsel arose and arises solely from the ownership of their respective partnership interests therein. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel.

                        (b)  Reference is made to Paragraph (a) above.

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1996.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1996.

                   Balance Sheets at December 31, 1995 and at December 31, 1994 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1993 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1995, 1994 and 1993 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1995, 1994 and 1993.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1995 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEAD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANTS]






                             INDEPENDENT ACCOUNTANTS' REPORT




To the participants in 250 West 57th St. Associates
(a Joint Venture)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 1995 and 1994, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1995 and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.






                                   Jacobs Evall & Blumenfeld LLP


                                   Certified Public Accountants

New York, N. Y.
January 31, 1996

                                                January 31, 1996

250 West 57th St. Associates
New York, N.Y.

We consent to the use of our independent accountants' report dated January 31, 1996, covering our audit of the accompanying financial statements of 250 West 57th St. Associates in connection with and as part of your December 31, 1995 annual report (Form 10-K) to the Securities and Exchange Commission.





                                     Jacobs Evall & Blumenfeld LLP


                                    Certified Public Accountants

                                                                     EXHIBIT A
                                 250 WEST 57th ST. ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S

                                                                 December 31,
                                                         1995                    1994
Current Assets:
  Cash in NatWest Bank N.A...................               $   24,125              $   24,485
  Cash in distribution account held by
     Wien, Malkin & Bettex (Note 9)..........                   60,000                  60,000
          TOTAL CURRENT ASSETS...............                   84,125                  84,485
Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2a and 3):
     Land....................................                2,117,435               2,117,435
     Building................................   $4,940,682              $4,940,682
       Less: Accumulated depreciation........    4,940,682        -      4,940,682        -
     Building improvements...................      688,000                 688,000
       Less: Accumulated depreciation........      688,000        -        688,000        -
     Tenants' installations and
      improvements...........................      249,791                 249,791
        Less: Accumulated depreciation.......      249,791        -        249,791        -

Other Assets:
  Mortgage refinancing costs (Note 2b).......       41,106                  87,333
    Less: Accumulated amortization...........        6,525                  80,089
                                                                34,581                   7,244

          TOTAL ASSETS.......................               $2,236,141              $2,209,164

                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued interest payable...................               $   22,551              $   23,511
  Principal payments of first mortgage
   payable within one year (Note 3)..........                   19,369                  16,350
          TOTAL CURRENT LIABILITIES..........                   41,920                  39,861

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)..........   $2,878,818              $2,893,621
      Less: Current installments shown
       above.................................       19,369                  16,350
                                                             2,859,449               2,877,271

          TOTAL LIABILITIES..................                2,901,369               2,917,132

Partners' Capital Deficit (Exhibit C)........                 (665,228)               (707,968)
          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT.........               $2,236,141              $2,209,164

                 See accompanying notes to financial statements.

                                                                       EXHIBIT B
                                 250 WEST 57th ST. ASSOCIATES

                                     STATEMENTS OF INCOME



                                                   Year ended December 31,
                                         1995                1994              1993
Revenues:

  Rent income, from a
   related party (Note 4).........    $2,238,033          $2,441,258        $2,220,314


Expenses:

  Interest on mortgage
   (Note 3).......................       273,835             282,611           283,624

  Supervisory services, to
   a related party (Note 5).......       173,204             196,777           174,683

  Amortization of mortgage
   refinancing costs
   (Note 2b)......................         9,421              17,376            17,376

                                         456,460             496,764           475,683

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 8).......    $1,781,573          $1,944,494        $1,744,631


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year.............................    $    2,474          $    2,701        $    2,423

















             See accompanying notes to financial statements.

                                                                   EXHIBIT C-1
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1995

                                    Partners'                                  Partners'
                                 capital deficit   Share of                 capital deficit
                                 January 1, 1995  net income Distributions December 31, 1995
Ralph W. Felsten
 Joint Venture #1..............     $ (70,797)    $  178,157   $  173,883      $ (66,523)

Ralph W. Felsten
 Joint Venture #2..............       (70,797)       178,157      173,883        (66,523)

Ralph W. Felsten
 Joint Venture #3..............       (70,797)       178,157      173,883        (66,523)

Ralph W. Felsten
 Joint Venture #4..............       (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #1
 (formerly
  Alvin Silverman
  Joint Venture #1)............       (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #2
 (formerly
  Alvin Silverman
  Joint Venture #2)............       (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #3
 (formerly
  Alvin Silverman
  Joint Venture #3)............       (70,796)       178,157      173,883        (66,522)

Stanley Katzman
 Joint Venture #4
 (formerly
  Alvin Silverman
  Joint Venture #4)............       (70,797)       178,157      173,883        (66,523)

Peter L. Malkin
 Joint Venture #1..............       (70,797)       178,157      173,883        (66,523)

Peter L. Malkin
 Joint Venture #2..............       (70,796)       178,157      173,883        (66,522)

                                    $(707,968)    $1,781,573   $1,738,833      $(665,228)


               See accompanying notes to financial statements.

                                                                   EXHIBIT C-2
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1994

                                    Partners'                                  Partners'
                                 capital deficit   Share of                 capital deficit
                                 January 1, 1994  net income Distributions December 31, 1994
Ralph W. Felsten
 Joint Venture #1..............     $ (70,147)    $  194,450   $  195,100      $ (70,797)


Ralph W. Felsten
 Joint Venture #2..............       (70,147)       194,450      195,100        (70,797)


Ralph W. Felsten
 Joint Venture #3..............       (70,147)       194,450      195,100        (70,797)


Ralph W. Felsten
 Joint Venture #4..............       (70,147)       194,450      195,100        (70,797)


Alvin Silverman
 Joint Venture #1..............       (70,147)       194,449      195,099        (70,797)


Alvin Silverman
 Joint Venture #2..............       (70,146)       194,449      195,100        (70,797)


Alvin Silverman
 Joint Venture #3..............       (70,146)       194,449      195,099        (70,796)


Alvin Silverman
 Joint Venture #4..............       (70,147)       194,449      195,099        (70,797)


Peter L. Malkin
 Joint Venture #1..............       (70,147)       194,449      195,099        (70,797)


Peter L. Malkin
 Joint Venture #2..............       (70,146)       194,449      195,099        (70,796)

                                    $(701,467)    $1,944,494   $1,950,995      $(707,968)






               See accompanying notes to financial statements.

                                                                  EXHIBIT C-3
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1993

                                    Partners'                                  Partners'
                                 capital deficit   Share of                 capital deficit
                                 January 1, 1993  net income Distributions December 31, 1993

Ralph W. Felsten
 Joint Venture #1..............     $ (69,395)    $  174,463   $  175,215      $ (70,147)


Ralph W. Felsten
 Joint Venture #2..............       (69,395)       174,463      175,215        (70,147)


Ralph W. Felsten
 Joint Venture #3..............       (69,395)       174,463      175,215        (70,147)


Ralph W. Felsten
 Joint Venture #4..............       (69,395)       174,463      175,215        (70,147)


Alvin Silverman
 Joint Venture #1..............       (69,395)       174,463      175,215        (70,147)


Alvin Silverman
 Joint Venture #2..............       (69,395)       174,463      175,214        (70,146)


Alvin Silverman
 Joint Venture #3..............       (69,395)       174,463      175,214        (70,146)


Alvin Silverman
 Joint Venture #4..............       (69,396)       174,463      175,214        (70,147)


Peter L. Malkin
 Joint Venture #1..............       (69,396)       174,463      175,214        (70,147)


Peter L. Malkin
 Joint Venture #2..............       (69,396)       174,464      175,214        (70,146)

                                    $(693,953)    $1,744,631   $1,752,145      $(701,467)



               See accompanying notes to financial statements.

                                                                     EXHIBIT D
                                 250 WEST 57th ST. ASSOCIATES

                                   STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                  1995           1994          1993

Cash flows from operating activities:
  Net income..............................     $ 1,781,573   $ 1,944,494   $ 1,744,631
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
     Amortization.........................           9,421        17,376        17,376
     Change in accrued interest payable...            (960)          (88)          (79)
  Payments of mortgage refinancing costs:
    To a related party (Note 2b)..........         (17,754)            -             -
    Other.................................         (19,004)            -             -

          Net cash provided by
           operating activities...........       1,753,276     1,961,782     1,761,928

Cash flows from financing activities:
  Cash distributions......................      (1,738,833)   (1,950,995)   (1,752,145)
  Principal payments on long-term debt....         (14,803)      (10,780)       (9,783)

          Net cash used in financing
           activities.....................      (1,753,636)   (1,961,775)   (1,761,928)

          Net change in cash..............            (360)            7             -


Cash, beginning of year...................          84,485        84,478        84,478

          CASH, END OF YEAR...............     $    84,125   $    84,485   $    84,478



Supplemental disclosures of cash flow
  information:

                                                       Year ended December 31,
                                                   1995          1994          1993
    Cash paid for:
     Interest.............................     $   274,795   $   282,699   $   283,703










             See accompanying notes to financial statements.

                             250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS




1.   Business Activity

     250 West 57th Street Associates ("the Company") is a joint venture which owns commercial property situated at 250 West 57th Street, New York, New York, known as the "Fisk Building". The property is net leased to Fisk Building Associates (the "Lessee").



2.   Summary of Significant Accounting Policies

     a.  Real Estate and Depreciation:

         Land and building:

         The basis for building valuation was seventy per cent (70%) of the total purchase price in 1953 of the land and building, $7,058,117, which amounts to $4,940,682. The balance of the purchase price, $2,117,435, was allocated to land cost. The seventy per cent allocation of total cost to the building was based upon the percentage of assessed valuation of the building to the total assessed valuation on the land and building at the time of acquisition.

         The building, building improvements and tenants installations and improvements are fully depreciated.

     b.  Mortgage Refinancing Costs, Amortization and Related Party
     Transactions:

         Mortgage refinancing costs of $87,333 were incurred in connection with the 1990 refinancing of the first mortgage payable and were charged to income ratably over the five year term of the mortgage (see Note 3a). Such costs include payments of $45,020 to the firm of Wien, Malkin & Bettex; some partners in that firm are also partners in the Company.

         Effective March 1, 1995, the first mortgage was modified and extended (see Note 3b) and new mortgage refinancing costs of $36,758 were incurred.

         Mortgage refinancing costs of $41,106 consist of the unamortized balance of the 1990 refinancing costs of $4,348 plus the new refinancing costs of $36,758 (including payments of $17,754 to the firm of Wien, Malkin & Bettex). Such costs are being amortized ratably over the extended term of the first mortgage, from March 1, 1995 through June 1, 2000.

     c.  Use of Estimates:

         In preparing financial statements in conformity with generally accepted accounting principles, management often makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.
         Actual results could differ from those estimates.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)

3.  First Mortgage Payable

    a. On May 24, 1990, a first mortgage was placed on the property with Apple Bank for Savings in the amount of $2,934,861. Annual mortgage charges were $293,486, payable in equal monthly installments, applied first to interest at the rate of 9.75% per annum and the balance to principal. The first mortgage was scheduled to mature on June 1, 1995.

    b. Effective March 1, 1995, the first mortgage, having a balance of $2,890,758, was modified and extended to mature on June 1, 2000, when the principal balance will be $2,777,754. Annual mortgage charges are $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

        Principal payments required to be made on long-term debt are as follows:
               Year ending December 31,
               1996...............................  $   19,369
               1997...............................      21,270
               1998...............................      23,358
               1999...............................      25,650
               Through June 1, 2000...............   2,789,171
                                                    $2,878,818

    The real estate is pledged as collateral for the first mortgage.


4.  Related Party Transactions - Rent Income

    Rent income earned during the year ended December 31, 1995, 1994 and 1993, totaling $2,238,033, $2,441,258 and $2,220,314, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975 and October 1, 1984) with the Lessee, consisting of the following:

                                             Year ended December 31,
                                         1995         1994          1993

    Basic minimum annual rent...     $  331,691   $  321,486   $  321,486
    Primary overage rent........        752,000      752,000      752,000
    Secondary overage rent......      1,154,342    1,367,772    1,146,828

                                     $2,238,033   $2,441,258   $2,220,314

    The lease modification dated October 1, 1984 provides for rent income until September 30, 2003, as follows:

    A) A basic annual rent equal to the sum of $28,000 plus current mortgage requirements for interest and amortization. Upon any further refinancing of the first mortgage (Note 3), the annual basic rent will be modified and will be equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under any such first mortgage immediately subsequent to refinancing computed on the principal balance of the mortgage immediately prior to such refinancing;

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



4.  Related Party Transactions - Rent Income (continued)

    B) A primary overage rent equal to the lesser of $752,000 per annum for each year ending September 30th, or the lessee's defined net operating profit for its lease year ending September 30th after deduction of basic rent and advances previously paid on account of primary overage rent; and

    C) A secondary overage rent consisting of 50% of any remaining balance of the lessee's defined net operating profit (after payment of basic rent and primary overage rent) for its lease year ending September 30th.

    Primary overage rent has been billed to and advanced by the Lessee in equal monthly installments of $62,667. While it is not practicable to estimate that portion of overage rent for the lease year ending on the ensuing September 30th which would be allocable to the current three month period ending December 31st, the Company's policy is to include in its income each year the advances of primary overage rent income received from October 1st to December 31st.

    No other overage rent is accrued by the Company for the period between the end of the Lessee's lease year ending September 30th and the end of the Company's fiscal year ending December 31st.

    In 1978, the Lessee exercised its option to renew the lease for a twenty-five year period from October 1, 1978 through September 30, 2003 on the same terms as provided during the balance of the initial period. The lease modification effective October 1, 1984 provides for an option for one renewal term of 25 years commencing October 1, 2003. The terms of the lease remain the same during the renewal period.

    The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

    A partner in the Company is also a partner in the Lessee.


5.  Related Party Transactions - Supervisory Services

    Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1995, 1994 and 1993, totaling $173,204, $196,777 and $174,683, respectively, were paid to the firm of Wien, Malkin & Bettex. Some partners in that firm are also partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.


6.  Number of Participants

    There were approximately 525 participants in the various joint ventures as at December 31, 1995, 1994 and 1993.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



7.  Determination of Distributions to Participants

    Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.




8.  Distributions and Amount of Income per $5,000 Participation Unit

    Distributions per $5,000 participation unit for each fiscal period, based on 720 participation units outstanding during each such period, consisted of the following:

                                          Year ended December 31,
                                     1995          1994         1993

          Income.................   $2,415        $2,701       $2,423
          Return of capital......        -             9           11

            TOTAL DISTRIBUTIONS..   $2,415        $2,710       $2,434


    Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




9.  Concentration of Credit Risk

    The Company maintains cash balances in a bank and in a distribution account held by Wien, Malkin & Bettex. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1995 was completely insured. The distribution account held by Wien, Malkin & Bettex is not insured. The funds held in the distribution account were paid to the participants on January 1, 1996.




10. Financial Instruments

    Effective for years ended after December 15, 1995, FAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. It was not practicable to estimate the fair value of long-term debt because quoted market prices do not exist and an estimate could not be made through other means without incurring excessive costs.

                              250 WEST 57th ST. ASSOCIATES

                                    OMITTED SCHEDULES




 The following schedules have been omitted as not applicable in the present instance:


 SCHEDULE I   -  Condensed financial information of registrant.

 SCHEDULE II  -  Valuation and qualifying accounts.

 SCHEDULE IV  -  Mortgage loans on real estate.

                                                                  SCHEDULE III
                                  250 WEST 57th ST. ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                       December 31, 1995

Column

  A     Description            Office building and land located at
                                 250-264 West 57th Street, New York,
                                 New York, known as the "Fisk
                                 Building".

  B     Encumbrances Apple Bank for Savings
          Balance at December 31, 1995..................................   $2,878,818

  C     Initial cost to company
          Land..........................................................   $2,117,435

          Building......................................................   $4,940,682

  D     Costs capitalized subsequent to acquisition
          Improvements..................................................   $  937,791

          Carrying costs................................................   $  NONE

  E     Gross amount at which carried at
         close of period
           Land.........................................................   $2,117,435
           Building and Improvements....................................    5,878,473

           Total........................................................   $7,995,908(a)

  F     Accumulated depreciation and amortization.......................   $5,878,473(b)

  G     Date of construction                                       1921

  H     Date acquired                                September 30, 1953

  I     Life on which depreciation in latest
         income statements is computed                   Not applicable

    (a) There have been no changes in the carrying value of real estate for the years ended December 31, 1995, December 31, 1994 and December 31, 1993. The costs for federal income tax purposes are the same as for financial statement purposes.

    (b)   Accumulated depreciation and amortization
            Balance at January 1, 1993                            $5,878,473
               Depreciation:
                 F/Y/E 12/31/93                     None
                       12/31/94                     None
                       12/31/95                     None            None
            Balance at December 31, 1995                          $5,878,473

                                      SIGNATURE


                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Joint Venturers in Registrant, pursuant to a Power of Attorney, dated March 29, 1996 (the "Power").


         250 WEST 57TH ST. ASSOCIATES
              (Registrant)


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March 29, 1996


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of the Registrant and as a Joint Venturer in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March 29, 1996










         ______________________
         *    Mr. Katzman supervises accounting functions for Registrant.

                                    EXHIBIT INDEX


         Number                   Document                           Page*

          3(a) Registrant's Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant's Registration Statement on Form S-1 (the "Registration Statement"), is incorporated by reference as an exhibit hereto.

          3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on December 22, 1995 reflecting a change in the Partners of Registrant.


          3(c) Registrant's Memorandum of Agreement among Joint Venturers in 250 West 57th St. Associates, dated June 9, 1953, filed as
                   Exhibit 1 to the Registration Statement, is incorporated by reference as an exhibit hereto.

          4 Registrant's form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.

         10(a) Net Lease between Registrant and Fisk Building Associates dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

         10(b) Modification of Net Lease dated November 10, 1961, was filed by letter dated November 21, 1961 as Exhibit B to Registrant's Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.





         ______________________
         *    Page references are based on a sequential numbering system.

         Number                   Document                           Page*

         10(c) Second Modification Agreement of Net Lease dated June 10, 1965, between Registrant and Fisk Building Associates which was filed by letter dated December 29, 1981 as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended September 30, 1981 is incorporated by reference as an exhibit hereto.

         10(d) Fourth Lease Modification Agreement dated November 12, 1985 between Registrant and Fisk Building Associates, which was filed by letter dated January 13, 1986 as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended, September 30, 1985, is incorporated herein by reference as an exhibit hereto.

         10(e) Modification of Mortgage dated as of March 1, 1995 between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995 as
                   Exhibit 10(e) to Registrant's Annual Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

         13(a) Letter to Participants dated November 30, 1995 and supplementary financial reports for the lease year ended September 30, 1995. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         13(b) Letter to Participants dated January 31, 1996 and supplementary financial reports for the fiscal year ended December 31, 1995. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.





         ______________________
         *    Page references are based on a sequential numbering system.

         24        Power of Attorney dated March 29, 1996,
                   between Peter L. Malkin, Stanley Katzman and
                   Ralph W. Felsten as partners of Registrant and Stanley Katzman and Richard A. Shapiro.

         27 Financial Data Schedule of Registrant for fiscal year ended December 31, 1995.

                                                           Exhibit 3(b)

                            AMENDED BUSINESS CERTIFICATE

              The undersigned hereby certify that a certificate of business under the assumed name

                            250 WEST 57TH ST. ASSOCIATES

         for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 11th day of June, 1953, under index number 6981/53; that the last amended certificate was filed on the 20th day of September, 1990 in the office of said County Clerk under index number 6981/53.

              It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts.

         ALVIN SILVERMAN, residing at 110 Redwood Drive, Roslyn, New York 11576, has been succeeded as a partner by STANLEY KATZMAN, residing at 75-18 193 Street, Flushing, New York 11366.

         The members of 250 West 57th St. Associates now consist of:

         Ralph W. Felsten, Peter L. Malkin and Stanley Katzman.

              IN WITNESS WHEREOF, the undersigned have as of the 2nd day of July, 1995 made and signed this certificate.

         /s/ Alvin Silverman                /s/ Ralph W. Felsten
         ALVIN SILVERMAN                    RALPH W. FELSTEN

         /s/ Stanley Katzman
         STANLEY KATZMAN

         State of New York, County of New York       ss.:

              On this 2nd day of August, 1995, before me personally appeared ALVIN SILVERMAN, STANLEY KATZMAN and RALPH W. FELSTEN, to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.

                                            /s/ Estelle Beeber
                                            Notary Public
                                            State of New York
                                            No. 5241708
                                            Qualified in New York County
                                            Commission Expires 9/30/96