Form 10-Q
period 1996-03-31
250 WEST 57TH ST ASSOCIATES
filed 1996-05-15
CIK 100412

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1996

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

	 Yes [ X ].  No [   ] .

	      An Exhibit Index is located on Page 13 of this Report. Number of pages (including exhibits) in this filing: 13

			 PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

			  250 West 57th St. Associates
			 Condensed Statement of Income
				(Unaudited)

					     For the Three Months
						Ended March 31,
					     1996           1995
 Income:
   Basic rent, from a related
     party (Note B)                        $   79,289     $   93,823
   Advance of primary overage
     rent, from a related
     party (Note B)                           188,000        188,000
					   ----------     ----------
      Total income                            267,289        281,823
					   ----------     ----------

 Expenses:
   Interest on mortgage                        67,579         70,454
   Supervisory services, to a
     related party (Note C)                    15,000         15,000
   Amortization of mortgage
     refinancing costs                          1,957          3,545
					   ----------     ----------
     Total expenses                            84,536         88,999
					   ----------     ----------
 Net income                                $  182,753     $  192,824
					   ----------     ==========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year                 $  253.82      $  267.81
					    =========      =========
 Distributions per $5,000 participation:

 Distributions per $5,000
   participation consisted of
   the following:
     Income                                 $  253.82     $   267.81
     Increase (Decrease) in
       capital deficit                          (3.82)       (17.81)
					    ---------     ----------
	 Total distributions                $  250.00     $   250.00
					    =========     ==========

     At March 31, 1996 and 1995, there were $3,600,000 of participations outstanding.

			  250 West 57th St. Associates
			    Condensed Balance Sheet
				 (Unaudited)

					  March 31, 1996   December 31, 1995
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,124
					     ----------          ----------
     Total current assets                        84,124              84,124
					     ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
					     ----------          ----------
						   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
					     ----------          ----------
						   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
					     ----------          ----------
						   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              41,106
     Less: Accumulated amortization               8,482               6,524
					     ----------          ----------
						 32,624              34,582
					     ----------          ----------
       Total assets                          $2,234,183          $2,236,141
					     ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,514          $   22,551
   First mortgage principal payments
     due within one year (Note B)                19,827              19,369
					     ----------          ----------
       Total current liabilities                 42,341              41,920
 Long-term debt (Note B)                      2,854,317           2,859,449
 Capital (deficit) (See analysis, page 4):
   March 31, 1996                              (662,475)               -0-
   December 31, 1995                               -0-             (665,228)
					     ----------          ----------
       Total liabilities and capital:
     March 31, 1996                          $2,234,183
     December 31, 1995                       ==========          $2,236,141
								 ==========

			 250 West 57th St. Associates
			 Analysis of Capital (Deficit)
				 (Unaudited)

					   March 31, 1996   December 31, 1995
 Capital:
   January 1, 1995                            $ (665,228)
   January 1, 1994                                                $ (707,968)
     Add, Net income:
       January 1, 1996 through
	 March 31, 1996                          182,753                -0-
       January 1, 1995 through
	 December 31, 1995                          -0-            1,781,573
					      ----------          ----------
						(482,475)          1,073,605

 Less, Distributions:
   Distribution, November 30, 1995
     of Secondary Overage Rent
     for the lease year ended
     September 30, 1995                             -0-            1,018,833
   Distributions January 1, 1996
     through March 31, 1996                      180,000                -0-
   Distributions, January 1, 1995
     through December 31, 1995                      -0-              720,000
					      ----------          ----------
						 180,000           1,738,833
					      ----------          ----------
 Capital (deficit):
   March 31, 1996                             $ (662,475)
   December 31, 1995                          ==========          $ (665,228)
								  ==========

			  250 West 57th St. Associates
		      Condensed Statements of Cash Flows
				  (Unaudited)

					  January 1, 1996     January 1, 1995
					      through             through
					   March 31, 1996      March 31, 1995


 Cash flows from operating activities:
   Net income                                $   182,753         $   192,824
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         1,957               3,545
   Change in mortgage refinancing costs              -0-             (36,558)
   Change in accrued interest payable                (37)            (23,511)
   Change in deferred credit                         -0-              46,562
					     -----------         -----------
     Net cash provided by operating
       activities                                184,673             182,862
					     -----------         -----------
 Cash flows from financing activities:
   Cash distributions                           (180,000)           (180,000)
   Principal payments on long-term debt           (4,673)             (2,863)
					     -----------         -----------
     Net cash used in financing activities      (184,673)           (182,863)
					     -----------         -----------
     Net increase (decrease) in cash                 -0-                  (1)

 Cash, beginning of period                        84,124              84,485
					     -----------         -----------
 Cash, end of period                              84,124         $    84,484
					     ===========         ===========

					  January 1, 1996     January 1, 1995
					      through             through
					   March 31, 1996      March 31, 1995

   Cash paid for:
      Interest                                $    67,616        $    93,964
					      ===========        ===========

	 250 West 57th St. Associates                                    6.
	 March 31, 1996



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

	 Note B - Interim Period Reporting

		   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

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

	 250 West 57th St. Associates                                    7.
	 March 31, 1996



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

	 250 West 57th St. Associates                                    8.
	 March 31, 1996




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

	 Note C - Supervisory Services

		   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1996, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

	 250 West 57th St. Associates                                    9.
	 March 31, 1996




		   No remuneration was paid during the three month period ended March 31, 1996 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 of the Basic Payment and $5,000 on account of the Additional Payment, for the three month period ended March 31, 1996.

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

		   As of March 31, 1996, the Joint Venturers owned of record and beneficially $26,666.68 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, as of March 31, 1996, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 250 West 57th St. Associates                                   10.
	 March 31, 1996




	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

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

		   Registrant does not pay dividends. During the three month period ended March 31, 1996, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1995, Registrant made an additional distribution for each $5,000 participation of $1,415. Such distribution represented the balance of Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease after repayment of advances to the Net Lessee for expenses of the refinancing and Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

	      Total income decreased for the three-month period ended March 31, 1996 as compared with the three-month period ended March 31, 1995. Such decrease resulted from a decrease in the Basic Rent now payable under the Net Lease. Total expenses decreased for the three period ended March 31, 1996 as compared to the

	 250 West 57th St. Associates                                   11.
	 March 31, 1996



	      three month period ended March 31, 1995. Such decrease resulted from both a decrease in interest expense on the Mortgage Loan and amortization of the costs incurred in connection with the Refinancing.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1996, as compared with the three month period ended March 31, 1995.

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

		   Registrant anticipates that funds for working capital will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the partners in the Net Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commit-ments for capital expenditures while the Net Lease is in effect.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

	      (a)  The exhibits hereto are being incorporated by reference.

	      (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

	 250 West 57th St. Associates
	 March 31, 1996                                                 12.





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



	 By /s/ Richard A. Shapiro
	    Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


	 By /s/ Richard A. Shapiro
	    Richard A. Shapiro, Attorney-in-Fact*


	 Date:  May 14, 1996










	 ______________________
	    * Mr. Shapiro supervises accounting functions for Registrant.

	 250 West 57th St. Associates
	 March 31, 1996                                                 13.





				    EXHIBIT INDEX



	    Number                   Document                      Page*


	    24        Power of Attorney dated March 29,
		      1996, which was filed as Exhibit 24 to
		      year ended December 31, 1995 and is
		      incorporated by reference as an
		      exhibit hereto.



































	 ______________________
	 *    Page references are based on sequential numbering system.