Form 10-Q
period 1996-09-30
250 WEST 57TH ST ASSOCIATES
filed 1996-11-15
CIK 100412

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1996

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

	 Yes [ X ].  No [   ] .

	      An Exhibit Index is located on Page 14 of this Report.
	 Number of pages (including exhibits) in this filing:  14.
									 2.


			   PART I.  FINANCIAL INFORMATION

	  Item 1.  Financial Statements.

			      250 West 57th St. Associates
			     Condensed Statement of Income
				    (Unaudited)

				  For the Three Months     For the Nine Months
				  Ended September 30,      Ended September 30,
				    1996        1995        1996        1995

 Income:
   Basic rent, from a related
     party (Note B)            $   79,289  $   79,289  $  237,868  $  252,402
   Advance of primary overage
     rent, from a related
     party (Note B)               188,000     188,000     564,000     564,000
   Secondary Overage Rent,
     from a related party
     (Note B)                   1,658,477   1,154,342   1,658,477   1,154,342
			       ----------   ---------  ----------  ----------
      Total income              1,925,766   1,421,631   2,460,345   1,970,744
			       ----------   ---------  ----------  ----------

 Expenses:
   Interest on mortgage            67,353      67,795     202,400     206,147
   Supervisory services, to a
     related party (Note C)       180,848     128,204     210,848     158,204
   Amortization of mortgage
     refinancing costs              1,957       1,948       5,872       7,441
			       ----------  ----------  ----------  ----------
     Total expenses               250,158     197,947     419,120     371,792
			       ----------  ----------  ----------  ----------
 Net income                    $1,675,608  $1,223,684  $2,041,225  $1,598,952
			       ==========  ==========  ==========  ==========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year     $2,327.23   $1,699.56   $2,835.03   $2,220.77
				=========   =========   =========   =========

 Distributions per $5,000
   participation consisted of
   the following:
     Income                     $  250.00   $  250.00   $  750.00   $  750.00
				=========   =========   =========   =========

     At September 30, 1996 and 1995, there were $3,600,000 of participations outstanding.
									 3.

			 250 West 57th St. Associates
			    Condensed Balance Sheet
				 (Unaudited)

				      September 30, 1996   December 31, 1995
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,124
   Rent receivable from Fisk Building
     Associates, a related party (Note B)     1,533,478                 -0-
					     ----------          ----------
     Total current assets                     1,617,602              84,124
					     ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
					     ----------          ----------
						   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
					     ----------          ----------
						   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
					     ----------          ----------
						   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              41,106
     Less: Accumulated amortization              12,396               6,524
					     ----------          ----------
						 28,710              34,582
					     ----------          ----------
       Total assets                          $3,763,347          $2,236,141
					     ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,439          $   22,551
   Accrued supervisory services,
     to a related party (Note C)                 40,848                -0-
   First mortgage principal payments
     due within one year (Note B)                20,778              19,369
					     ----------          ----------
       Total current liabilities                 84,065              41,920
 Long-term debt (Note B)                      2,843,685           2,859,449
 Capital (See analysis, page 4):
   September 30, 1996                           835,997
   December 31, 1995                                               (665,228)
					     ----------          ----------
       Total liabilities and capital:
     September 30, 1996                      $3,763,747
     December 31, 1995                       ==========          $2,236,141
								 ==========
									 4.




			  250 West 57th St. Associates
			       Analysis of Capital
				  (Unaudited)


				       September 30, 1996   December 31, 1995

     Capital:
       January 1, 1996                        $ (665,228)
       January 1, 1995                                            $ (707,968)
	 Add, Net income:
	   January 1, 1996 through
	     September 30, 1996                2,041,225
	   January 1, 1995 through
	     December 31, 1995                                     1,781,573
					      ----------          ----------
					       1,375,997           1,073,605

     Less, Distributions:
       Distribution, November 30, 1995
	 of Secondary Overage Rent
	 for the lease year ended
	 September 30, 1995                                        1,018,833
       Distributions January 1, 1996
	 through September 30, 1996              540,000
       Distributions, January 1, 1995
	 through December 31, 1995                                   720,000
					      ----------          ----------
						 540,000           1,738,833
					      ----------          ----------
     Capital:
       September 30, 1996                     $  835,997
       December 31, 1995                      ==========          $ (665,228)
								  ==========
									 5.




			    250 West 57th St. Associates
			Condensed Statements of Cash Flows
				    (Unaudited)


					     January 1, 1996    January 1, 1995
						 through            through
					  September 30, 1996  September 30, 1995


   Cash flows from operating activities:
     Net income                                 $ 2,041,225        $ 1,598,952
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
     Amortization of mortgage refinancing
       costs                                          5,872              7,441
     Change in accrued interest payable                (112)              (924)
     Change in accrued expenses                      40,848             13,204
     Change in additional rent due               (1,533,478)        (1,032,038)
     Change in mortgage refinancing costs               -0-            (36,758)
						-----------        -----------
       Net cash provided by operating
	 activities                                 554,355            549,877
						-----------        -----------
   Cash flows from financing activities:
     Cash distributions                            (540,000)          (540,000)
     Principal payments on long-term debt           (14,355)           (10,239)
						-----------        -----------

       Net cash used in financing activities       (554,355)          (550,239)
						-----------        -----------
       Net increase (decrease) in cash                  -0-               (362)

   Cash, beginning of period                         84,124             84,485
						-----------        -----------
   Cash, end of period                          $    84,124        $    84,123
						===========        ===========

					    January 1, 1996     January 1, 1995
						through             through
					 September 30, 1996  September 30, 1995

   Cash paid for:
      Interest                                 $   202,513         $   207,071
					       ===========         ===========
	 250 West 57th St. Associates                                    6.

	 September 30, 1996


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

		   Registrant is a New York joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder, located at 250-264 West 57th Street, New York, New York (hereinafter, collectively, the "Property").
	 Registrant's joint venturers are Peter L. Malkin, Stanley Katzman and Ralph W. Felsten (the "Joint Venturers"), each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (the "Participants").

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

		   Under the Net Lease, Net Lessee must pay (i) annual
	 basic rent equal to the sum of $28,000 plus an amount equal to the
	 rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic
	 Rent"), and (ii)(A) primary overage rent equal to the lesser of
	 (1) Net Lessee's net operating income for the preceding lease year
	 250 West 57th St. Associates                                    7.

	 September 30, 1996


	 or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

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

		   For the lease year ended September 30, 1996, Net Lessee reported net operating profit of $4,068,953 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,658,447 for the fiscal year ended September 30, 1996. The Secondary Overage Rent of $1,658,477 represents 50% of the excess of the net operating profit of $4,068,953 over $752,000. After the payment of $165,848 to Counsel as an additional payment for supervisory services, the balance of $1,492,629 will be distributed to the Participants on November 30, 1996.

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

		   Effective March 1, 1995, the first mortgage loan on the Property, in the principal amount of $2,890,758, held by Apple Bank for Savings was refinanced (the "Refinancing"). The material terms of the refinanced mortgage loan (the "Mortgage Loan") are as follows:

			(i)  a maturity date of September 1, 2000;

		       (ii) monthly payments of $24,096 aggregating $289,157 per annum applied first to interest at the rate of 9.4% per annum and the balance in reduction of principal;
	 250 West 57th St. Associates                                    8.

	 September 30, 1996


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

		   Registrant incurred approximately $36,758 of expenses in connection with the Refinancing, including $17,754 which was paid to Counsel for various services and disbursements. Net Lessee paid $14,453 of these expenses, as additional Basic Rent, and advanced the balance of $22,305 which was repaid from the receipt of Secondary Overage Rent, thus obviating the need to increase the principal amount of the Mortgage Loan.

		   Net Lessee is obligated to pay Basic Rent equal to the sum of annual mortgage charges plus $28,000. Accordingly, effective March 3, 1995, Basic Rent was reduced by $4,329 a year, such amount representing the annual savings in mortgage charges under the refinanced Mortgage Loan. Assuming that Net Lessee continues to earn a profit at least $4,329 in excess of Basic Rent and Primary Overage Rent, Registrant should receive increased Secondary Overage Rent at the annual rate of $2,164 (one half of the annual savings on the Mortgage Loan). The Refinancing will not affect the amount of regular monthly distributions to the Participants.

		   It is anticipated that the Refinancing of the Mortgage Loan will have no material effect on the amounts of Basic Rent, monthly advances against Primary Overage Rent, the annual basic payment for supervisory services made to Counsel or the regular monthly distributions to the Participants. See Note C.

	 Note C - Supervisory Services

		   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1996, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.
	 250 West 57th St. Associates                                    9.

	 September 30, 1996


		   No remuneration was paid during the three and nine month periods ended September 30, 1996 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 and $30,000, respectively, of the Basic Payment and $5,000 and $15,000, respectively, on account of the Additional Payment, for the three and nine month periods ended September 30, 1996. In addition, Registrant paid Counsel in the three month period ended September 30, 1996 on account of the Additional Payment $125,000 of the $165,848 due to Counsel with respect to Secondary Overage Rent. See Note B.

		   The supervisory services provided to Registrant by Counsel include legal and administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the Joint Venturers, by reason of his interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal and supervisory services rendered to Registrant and Net Lessee.

		   As of September 30, 1996, the Joint Venturers owned of record and beneficially $29,166.68 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.
	 250 West 57th St. Associates                                   10.

	 September 30, 1996


		   In addition, as of September 30, 1996, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purposes of owning the Property subject to the Lease. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services. After the payment of amounts for supervisory services, Primary Overage Rent and Secondary Overage Rent are distributed to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed re-sponsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amount of Primary Overage Rent and Secondary Overage Rent is affected by the New York City economy and its real estate market. It is difficult to forecast whether the New York City economy and real estate market will improve over the next few years.

		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1996, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation).
	 On November 30, 1996, Registrant will make an additional distribution of $2,073 for each $5,000 participation. Such distribution represents the balance of Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease after the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.
	 250 West 57th St. Associates                                   11.

	 September 30, 1996


		   The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:
		   Total income increased for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995. Such increase was the net result of (i) an increase in Secondary Overage
		   Rent payable by the Net Lessee for the lease year ended September 30, 1996, as compared with the lease year ended September 30, 1995 and (ii) a decrease in the Basic Rent now payable under the Net Lease. See Note B. otal expenses increased for the three and nine month periods ended
		   September 30, 1996 as compared to the three and nine month periods ended September 30, 1995. Such increase was the net result of (i) an increase in the Additional Payment being made to Counsel based on the Secondary Overage Rent payable for the lease year ended September 30, 1996 and (ii) a decrease in both interest expense on the Mortgage
		   Loan and amortization of the costs incurred in connection with the Refinancing. See Note B.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1996, as compared with the three and nine month periods ended September 30, 1995.

		   The amortization payments due under the Mortgage Loan (see Note B) will not be sufficient to fully liquidate the outstanding principal balance thereof at maturity in 2000. The Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located. Registrant foresees no need to make material commitments for capital expenditures while the Net Lease is in effect.

				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1995, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.
	 250 West 57th St. Associates                                   12.

	 September 30, 1996


			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a)  The exhibits hereto are incorporated by reference.

		   (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.
	 250 West 57th St. Associates                                   13.

	 September 30, 1996




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



	 By: /s/ Stanley Katzman
	     Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


	 By: /s/ Stanley Katzman
	     Stanley Katzman, Attorney-in-Fact*


	 Date:  November 13, 1996










	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 250 West 57th St. Associates                                   14.

	 September 30, 1996



				    EXHIBIT INDEX

	 Number                      Document                      Page *

	 25 Power of Attorney dated March 29, 1996, which was filed as Exhibit 24 to year ended December 31, 1995 and is incor-porated by reference as an exhibit hereto.








































	 ______________________
	 *Page references are based on sequential numbering system.