Form 10-K
period 1996-12-31
250 WEST 57TH ST ASSOCIATES
filed 1997-04-04
CIK 100412

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1996

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

         An Exhibit Index is located on pages 31 through 33 hereof. Number of pages (including exhibits) in this filing: 49

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

                   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), a partnership, under a net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a partnership in which Mr. Malkin is one of the Partners. Two of three Joint Venturers are also current members, and one is a retired, former member, of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and the Net Lessee ("Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the ongoing services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respec-tive affiliates.

                   As of December 31, 1996, the Building was approximately 93% occupied by approximately 280 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

                   (b)  Net Lease

                   Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic
         Rent"), and (ii)(A) primary overage rent equal to the lesser of
         (1) Net Lessee's net operating income for the lease year or (2)
         $752,000 (the "Primary Overage Rent"), and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

                   Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' original cash investment.

                   For the lease year ended September 30, 1996, Net Lessee reported net operating profit of $4,068,953 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,658,477 for the fiscal year ended September 30, 1996. The Secondary Overage Rent of $1,658,477 represents 50% of the excess of the net operating profit of $4,068,953 over $752,000. After the payment of $165,848 to Counsel as an additional payment for supervisory services, the balance of $1,492,629 was distributed to the Participants on November 30, 1996.

                   Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
         30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a certified report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 1996, 1995 and 1994.

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

                   (c)  Mortgage Loan Refinancing

                   Effective March 1, 1995, the first mortgage loan on the Property, in the principal amount of $2,890,758, held by Apple Bank for Savings ("Apple Bank") was refinanced (the
         "Refinancing"). The material terms of the refinanced mortgage loan (the "Mortgage Loan") are as follows:

                        (i)  a maturity date of June 1, 2000;

                       (ii) monthly payments of $24,096, aggregating $289,157 per annum, applied first to interest at the rate of 9.4% per annum and the balance in reduction of principal;

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

                   Registrant incurred $36,758 of expenses in connection with the Refinancing, including $17,754 which was paid to Counsel for various services and disbursements. Net Lessee paid $14,453 of these expenses as additional basic rent and advanced the balance of $22,305, which was repaid from the receipt of Secondary Overage Rent, thus obviating the need to increase the principal amount of the Mortgage Loan.

                   Net Lessee is obligated to pay Basic Rent equal to the sum of annual mortgage charges and basic supervisory fees. Accordingly, effective March 3, 1995, Basic Rent was reduced by $4,329 a year, such amount representing the annual savings in mortgage charges under the refinanced Mortgage Loan. Assuming that Net Lessee continues to earn a profit in excess of Basic Rent and Primary Overage Rent, Registrant should receive increased Secondary Overage Rent at the annual rate of $2,164 (one half of the annual savings on the Mortgage Loan). The Refinancing will not affect the amount of regular monthly distributions to the Participants.

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

                       (ii) during the initial term, monthly payments of $24,457, aggregating $293,486 per annum, applied first to interest at the rate of 9.75% per annum and the balance in reduction of principal; and

                      (iii) no prepayment until the fourth loan year or, if Registrant exercises its option to extend the loan, no prepayment until the fourth extended loan year. Thereafter, prepayment in full, but not in part, upon furnishing to Apple Bank (a) not more than 120 days and not less than 60 days' prior written notice and (b) a prepayment fee of 3% based on the then outstanding principal balance, which fee shall decrease to 2% during the fifth loan year (or fifth extended loan year), except that no prepayment fee will be charged to Registrant if prepayment is made within 90 days prior to maturity under the initial term or extended term of the Mortgage Loan.

                   (d)  Competition

                   Pursuant to currently offered tenant space leases at the Building, the average annual base rental rate payable to Net Lessee approximates $26 per square foot (exclusive of electricity charges and escalation). This rental rate is competitive with the average rental rates charged by similar office buildings currently offering comparable space in the immediate vicinity. Registrant has been advised that the currently offered average rental rate is approximately $27 per square foot at one neighboring office build-ing with certain upgraded interior improvements, located at 1775 Broadway (across 57th Street). A building located at 1780 Broadway, which contains 12 stories and provides no rear or side window exposure (due to its location in the middle of the block), offers space at approximately $22 per square foot. 1776 Broadway, a building which contains 24 stories and offers approximately the same grade facilities as the Building, currently offers a rental rate averaging approximately $26 per square foot.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $50 per square foot on Fifth Avenue to approximately $12 per square foot in less-developed industrial and/or commercial areas. Accordingly, rents at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

                   (e)  Tenant Leases

                   Net Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's particular lease. With respect to the retail leases, the tenants are required to pay electricity charges and taxes, and some tenants are required to pay cost of living increases in rent. In one particular instance, percentage rent was included in the tenant's lease in lieu of cost of living increases.


         Item 2.  Properties.

                   As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by the Mortgage Loan which, at December 31, 1996, had an unpaid principal balance of $2,859,449. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

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

         Item 4.  Submission of Matters to a Vote of Security Holders.

                   During the fourth quarter of the fiscal year ended December 31, 1996, Registrant did not submit any matter to a vote of the Participants through the solicitation of proxies or other-wise.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 31 transfers of Participations during 1996. In four instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred, i.e., $12,500 for a $5,000 Participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1996, there were 550 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1996 and 1995, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 1996 and November 30, 1995, Registrant made additional distributions for each $5,000 Participation of $2,073 and $1,415, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions;

         however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA


                                                   Year ended December 31,
                                       1996       1995       1994       1993       1992

Basic minimum annual rent income.   $  317,157 $  331,691 $  321,486 $  321,486 $  321,486
Primary overage rent income......      752,000    752,000    752,000    752,000    752,000
Secondary overage rent income....    1,658,477  1,154,342  1,367,772  1,146,828  1,003,181

   Total revenue.................   $2,727,634 $2,238,033 $2,441,258 $2,220,314 $2,076,667

Net income.......................   $2,224,320 $1,781,573 $1,944,494 $1,744,631 $1,614,436

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year............................   $    3,089 $    2,474 $    2,701 $    2,423 $    2,242


Total assets.....................   $2,228,311 $2,236,141 $2,209,164 $2,226,533 $2,243,909


Long-term obligations............   $2,838,179 $2,859,449 $2,877,271 $2,893,621 $2,904,401


Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income........................   $    3,073 $    2,415 $    2,701 $    2,423 $    2,242
   Return of capital.............         -          -             9         11         12

   Total distributions...........   $    3,073 $    2,415 $    2,710 $    2,434 $    2,254


         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

                   Registrant was organized solely for the purpose of owning the Property described in Item 2 hereof subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the mortgage charges and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amount of Secondary Overage Rent is affected by the New York City economy and its real estate market. It is difficult to forecast whether the New York City economy and real estate market will improve or deteriorate over the next few years. The following summarizes the material factors for the three most re-cent years affecting Registrant's results of operations for such periods:

         (a) Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. The increase resulted from an increase in Secondary Overage Rent net of a decrease in Basic Rent received by Registrant for the lease year ended September 30, 1996 as compared with the lease year ended September 30, 1995. See Note 4 of the Notes. Total income decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. The decrease resulted from a decrease in Secondary Overage Rent net of an increase in Basic Rent received by Registrant for the lease year ended September 30, 1995 as compared with the lease year ended September 30, 1994. See Note 4 of the Notes.

         (b) Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. The increase was the net result of (i) an increase in supervisory service expense, (ii) a decrease in interest on the Mortgage Loan and (iii) a decrease in amortization of mortgage refinancing costs. See Notes 2b, 3a and 5 of the Notes. Total expenses decreased for the year ended December 31, 1995 as compared with the year ended December 31, 1994. The decrease was the result of (x) a decrease in supervisory service expense, (y) a decrease in interest on the Mortgage Loan, and (z) a decrease in amortization of mortgage refinancing costs. See Notes 2b, 3a and 5 of the Notes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1996 as compared with the year ended December 31, 1995.

                   Based on the current net profit from the Building and current trends in the geographic area in which the Property is located, the value of the Property is estimated to be in excess of the amount of the Mortgage Loan balance at December 31, 1996. Consequently, there are no material changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures from its own resources while the Net Lease is in effect.

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

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other
         centralization of management.  There is no specific term of office for any Joint Venturer in Registrant.  The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 1996 the following: name, age, nature of any family relationship with any other Joint Venturer, business exper-ience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:
                                                                      Date
                                                       Principal      Individual
                        Nature of                      Occupation     became
                        Family        Business         and            Joint
 Name              Age  Relationship  Experience       Employment     Venturer

 Ralph W. Felsten  70      None       Attorney-at-Law  Retired Former    1990
                                                       Senior Partner
                                                       Wien & Malkin,
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Stanley Katzman   64      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   63      None       Attorney-at-Law  Senior Partner    1982
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

                   As stated in Item 1 hereof, two of the Joint Venturers are current members and one of the Joint Venturers is now a retired former member of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respec-tive affiliates.

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

                   Ralph W. Felsten is a general partner in 60 East 42nd St. Associates.

                   Stanley Katzman is a general partner in Garment Capitol Associates, 60 East 42nd St. Associates, Navarre-500 Building Associates and Empire State Building
                   Associates.

                   Peter L. Malkin is a general partner in Garment Capitol Associates, 60 East 42nd St. Associates, Navarre-500 Building Associates and Empire State Building
                   Associates.

         Item 11.  Executive Compensation.

                   As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

                   No remuneration was paid during the fiscal year ended December 31, 1996 by Registrant to any of the Joint Venturers as such. Registrant pays Counsel, for legal fees and supervisory services and disbursements, fees of $40,000 per annum, plus 10% of all distributions to the Participants in any year in excess of the amount representing a return at the rate of 15% per annum on their remaining original cash investment. At December 31, 1996, such remaining original cash investment was $3,600,000. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Counsel $225,848 during the fiscal year ended December 31, 1996. The supervisory services include, among other items, the preparation of reports and related documentation required by the Securities and Exchange Commission, the monitoring of all areas of federal and local securities law compliance, the preparation of certain financial reports, as well as the supervision of accounting and other documentation related to the administration of Registrant's business. Out of its fees, Counsel paid all disbursements and costs of regular accounting services. As noted in Items 1 and 10 hereof, the Joint Venturers are members of Counsel.


         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1996, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

                   (b) At December 31, 1996, the Joint Venturers (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations in Registrant:

                            Name & Address         Amount of
                            of Beneficial          Beneficial     Percent
         Title of Class         Owners             Ownership      of Class

         Participations     Ralph W. Felsten       $ 5,000.00     .1388%
         in Joint Venture   300 East 54th St.
         Interests          Apartment 15H
                            New York, NY  10022

                            Stanley Katzman        $ 5,833.34     .1620%
                            30 East 62nd Street
                            New York, NY  10021

                            Peter L. Malkin        $18,333.34     .5093%
                            21 Bobolink Lane
                            Greenwich, CT  06830

                   At such date, the spouse of one of the Joint Venturers (see Item 10 hereof) held additional Participations as follows:

                        Isabel Malkin, the wife of Peter L. Malkin, owned
                   of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                        (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                        (a)  As stated in Item 1 hereof, each Joint
         Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. Mr. Felsten is a participant in the Net Lessee. As a consequence of one of the three Joint Venturers being a partner in Net Lessee, one being a participant in the Net Lessee, and two of the three Joint Venturers currently being members of Counsel (which represents Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and exten-sions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Joint Venturer in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, each of the two Joint Venturers who is currently a member of Counsel, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                   Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel of which the Joint Venturers are members. The respective interests of the Joint Venturers in any remuneration paid or given by Registrant to Counsel arose and arises solely from the ownership of their respective partnership interests therein. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

                        (b)  Reference is made to Paragraph (a) above.

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1997.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1997.

                   Balance Sheets at December 31, 1996 and at December 31, 1995 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1994 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1996, 1995 and 1994.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1996 (Schedule III).

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

[LETTERHEAD OF
JACOBS EVALL & BLUMENFELD LLP
CERTIFIED PUBLIC ACCOUNTANTS]


                           INDEPENDENT ACCOUNTANTS' REPORT


To the participants in 250 West 57th St. Associates
(a Joint Venture)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 1996 and 1995, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1996 and the supporting financial statement schedule as contained in Item
14(a)(2) of this Form    10-K.  These financial statements and
schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.




                                 Jacobs Evall & Blumenfeld LLP
                                 Certified Public Accountants

New York, N. Y.
January 31, 1997

                                    January 31, 1997

250 West 57th St. Associates
New York, N.Y.

We consent to the use of our independent accountants' report dated January 31, 1997, covering our audits of the accompanying financial statements of 250 West 57th St. Associates in connection with and as part of your December 31, 1996 annual report (Form 10-K) to the Securities and Exchange Commission.






                                    Jacobs Evall & Blumenfeld LLP
                                    Certified Public Accountants

                                                                    EXHIBIT A
                                 250 WEST 57th ST. ASSOCIATES
                                        BALANCE SHEETS
                                          A S S E T S

                                                                 December 31,
                                                         1996                    1995
Current Assets:
  Cash in NatWest Bank N.A...................               $   24,125              $   24,125
  Cash in distribution account held by
     Wien, Malkin & Bettex LLP (Note 9)......                   60,000                  60,000
          TOTAL CURRENT ASSETS...............                   84,125                  84,125
Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2a and 3):
     Land....................................                2,117,435               2,117,435
     Building................................   $4,940,682              $4,940,682
       Less: Accumulated depreciation........    4,940,682        -      4,940,682        -
     Building improvements...................      688,000                 688,000
       Less: Accumulated depreciation........      688,000        -        688,000        -
     Tenants' installations and
      improvements...........................      249,791                 249,791
        Less: Accumulated depreciation.......      249,791        -        249,791        -
Other Assets:
  Mortgage refinancing costs (Note 2b).......       41,106                  41,106
    Less: Accumulated amortization...........       14,355                   6,525
                                                                26,751                  34,581
          TOTAL ASSETS.......................               $2,228,311              $2,236,141

                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued interest payable...................               $   22,399              $   22,551
  Principal payments of first mortgage
   payable within one year (Note 3)..........                   21,270                  19,369
          TOTAL CURRENT LIABILITIES..........                   43,669                  41,920
Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)..........   $2,859,449              $2,878,818
      Less: Current installments shown
       above.................................       21,270                  19,369
                                                             2,838,179               2,859,449
          TOTAL LIABILITIES..................                2,881,848               2,901,369
Partners' Capital Deficit (Exhibit C)........                 (653,537)               (665,228)
          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT.........               $2,228,311              $2,236,141






                        See accompanying notes to financial statements.

                                                                  EXHIBIT B
                                 250 WEST 57th ST. ASSOCIATES
                                     STATEMENTS OF INCOME

                                                   Year ended December 31,
                                         1996                1995              1994
Revenues:

  Rent income, from a
   related party (Note 4).........    $2,727,634          $2,238,033         $2,441,258


Expenses:

  Interest on mortgage
   (Note 3).......................       269,636             273,835            282,611

  Supervisory services, to
   a related party (Note 5).......       225,848             173,204            196,777

  Amortization of mortgage
   refinancing costs
   (Note 2b)......................         7,830               9,421             17,376

                                         503,314             456,460            496,764

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 8).......    $2,224,320          $1,781,573         $1,944,494


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year.............................    $    3,089          $    2,474         $    2,701

















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

                                                                EXHIBIT C-3

                                250 WEST 57th ST. ASSOCIATES
                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1996

                                    Partners'                                  Partners'
                                 capital deficit   Share of                 capital deficit
                                 January 1, 1996  net income Distributions December 31, 1996
Ralph W. Felsten
 Joint Venture #1..............     $ (66,523)    $  222,432   $  221,263      $ (65,354)


Ralph W. Felsten
 Joint Venture #2..............       (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #3..............       (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #4..............       (66,523)       222,432      221,262        (65,353)


Stanley Katzman
 Joint Venture #1..............       (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #2..............       (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #3..............       (66,522)       222,432      221,263        (65,353)


Stanley Katzman
 Joint Venture #4..............       (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #1..............       (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #2..............       (66,522)       222,432      221,263        (65,353)

                                    $(665,228)    $2,224,320   $2,212,629      $(653,537)




                       See accompanying notes to financial statements.

                                                                 EXHIBIT D
                                  250 WEST 57th ST. ASSOCIATES
                                   STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                  1996           1995          1994

Cash flows from operating activities:
  Net income..............................     $ 2,224,320   $ 1,781,573   $ 1,944,494
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
     Amortization.........................           7,830         9,421        17,376
     Change in accrued interest payable...            (152)         (960)          (88)
  Payments of mortgage refinancing costs:
    To a related party (Note 2b)..........            -          (17,754)         -
    Other.................................            -          (19,004)         -

          Net cash provided by
           operating activities...........       2,231,998     1,753,276     1,961,782

Cash flows from financing activities:
  Cash distributions......................      (2,212,629)   (1,738,833)   (1,950,995)
  Principal payments on long-term debt....         (19,369)      (14,803)      (10,780)

          Net cash used in financing
           activities.....................      (2,231,998)   (1,753,636)   (1,961,775)

          Net change in cash..............            -             (360)            7

Cash, beginning of year...................          84,125        84,485        84,478

          CASH, END OF YEAR...............     $    84,125   $    84,125   $    84,485



Supplemental disclosures of cash flow information:

                                                       Year ended December 31,
                                                   1996          1995          1994
    Cash paid for:
     Interest.............................     $   269,788   $   274,795   $   282,699











                    See accompanying notes to financial statements.

                              250 WEST 57th ST. ASSOCIATES
                              NOTES TO FINANCIAL STATEMENTS


1.    Business Activity

      250 West 57th Street Associates (the "Company") is a joint venture which owns commercial property situated at 250 West 57th Street, New York, New York, known as the "Fisk Building". The property is net leased to Fisk Building Associates (the "Lessee").


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

      b.  Mortgage Refinancing Costs, Amortization and Related Party
          Transactions:

          Mortgage refinancing costs of $87,333 were incurred in connection with the 1990 refinancing of the first mortgage payable and were charged to income ratably over the five year term of the mortgage (see Note 3a). Such costs include payments of $45,020 to the firm of Wien, Malkin & Bettex LLP; some members of that firm are partners in the Company.

          Effective March 1, 1995, the first mortgage was modified and extended (see Note 3b) and new mortgage refinancing costs of $36,758 were incurred.

          Mortgage refinancing costs of $41,106 consist of the unamortized balance of the 1990 refinancing costs of $4,348 plus the new refinancing costs of $36,758 (including payments of $17,754 to the firm of Wien, Malkin & Bettex LLP). Such costs are being amortized ratably over the extended term of the first mortgage, from March 1, 1995 through June 1, 2000.

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

         Principal payments required to be made on long-term debt are as follows:
                  Year ending December 31,
                  1997...............................  $   21,270
                  1998...............................      23,358
                  1999...............................      25,650
                  Through June 1, 2000...............   2,789,171
                                                       $2,859,449
     The real estate is pledged as collateral for the first mortgage.

4.   Related Party Transactions - Rent Income

     Rent income earned during the year ended December 31, 1996, 1995 and 1994, totaling $2,727,634, $2,238,033 and $2,441,258, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975 and October 1, 1984) with the Lessee, consisting of the following:
                                             Year ended December 31,
                                         1996         1995          1994

     Basic minimum annual rent...     $  317,157   $  331,691   $  321,486
     Primary overage rent........        752,000      752,000      752,000
     Secondary overage rent......      1,658,477    1,154,342    1,367,772

                                      $2,727,634   $2,238,033   $2,441,258

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

5.   Related Party Transactions - Supervisory Services

     Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1996, 1995 and 1994, totaling $225,848, $173,204 and $196,777, respectively, were paid to the firm of Wien, Malkin & Bettex LLP. Some members of that firm are partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.

6.   Number of Participants

     There were approximately 550 participants in the various joint ventures as at December 31, 1996, 1995 and 1994.

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




8.   Distributions and Amount of Income per $5,000 Participation Unit

     Distributions per $5,000 participation unit for each fiscal period, based on 720 participation units outstanding during each such period, consisted of the following:

                                          Year ended December 31,
                                     1996          1995         1994

          Income.................   $3,073        $2,415       $2,701
          Return of capital......        -             -            9

            TOTAL DISTRIBUTIONS..   $3,073        $2,415       $2,710


     Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




9.   Concentration of Credit Risk

     The Company maintains cash balances in a bank and in a distribution account held by Wien, Malkin & Bettex LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1996 was completely insured. The distribution account held by Wien, Malkin & Bettex LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1997.

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

                                                                   SCHEDULE III
                                  250 WEST 57th ST. ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                       December 31, 1996

Column

  A      Description            Office building and land located at
                                 250-264 West 57th Street, New York,
                                 New York, known as the "Fisk
                                 Building".

  B      Encumbrances Apple Bank for Savings
           Balance at December 31, 1996..................................   $2,859,449

  C      Initial cost to company
           Land..........................................................   $2,117,435

           Building......................................................   $4,940,682

  D      Costs capitalized subsequent to acquisition
           Improvements..................................................   $  937,791

           Carrying costs................................................   $  NONE

  E      Gross amount at which carried at
          close of period
            Land.........................................................   $2,117,435
            Building and Improvements....................................    5,878,473

            Total........................................................   $7,995,908(a)

  F      Accumulated depreciation........................................   $5,878,473(b)

  G      Date of construction                                       1921

  H      Date acquired                                September 30, 1953

  I      Life on which depreciation in latest
          income statements is computed                   Not applicable

     (a) There have been no changes in the carrying value of real estate for the year ended December 31, 1996, December 31, 1995 and December 31, 1994. The costs for federal income tax purposes are the same as for financial statement purposes.

     (b)    Accumulated depreciation
              Balance at January 1, 1994                            $5,878,473
                  Depreciation:
                    F/Y/E 12/31/94                     None
                          12/31/95                     None
                          12/31/96                     None            None
              Balance at December 31, 1996                          $5,878,473

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


         Date:  March __, 1997


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of the Registrant and as a Joint Venturer in Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  March __, 1997















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

          3(b) Amended Business Certificate of Registrant filed with the Clerk of New York County on December 22, 1995 reflecting a change in the Partners of Registrant which was filed as
                   Exhibit 3(b) to Registrant's Annual Report on 10-K for the fiscal year ended December 31, 1995 and is incorporated by reference as an exhibit hereto.


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

         13(a) Letter to Participants dated February 3, 1997 and supplementary financial reports for the fiscal year ended December 31, 1996. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         13(b) Letter to Participants dated November 30, 1996 and supplementary financial reports for the lease year ended September 30, 1996. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.










         ______________________
         *    Page references are based on a sequential numbering system.

         24 Power of Attorney dated March 29, 1996, between Peter L. Malkin, Stanley Katzman and Ralph W. Felsten as partners of Registrant and Stanley Katzman and Richard A. Shapiro, attached as Exhibit 24 to Registrant's Annual Report on Form 10-K for the year ended 1995, and incorporated herein by reference as an exhibit hereto.

         27 Financial Data Schedule of Registrant for fiscal year ended December 31, 1996.