Form 10-Q
period 1997-03-31
250 WEST 57TH ST ASSOCIATES
filed 1997-05-14
CIK 100412

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1997

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

	 Yes [ X ].  No [   ] .

	      An Exhibit Index is located on Page 13 of this Report. Number of pages (including exhibits) in this filing: 14







									   2.
			 PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements.

			  250 West 57th St. Associates
			 Condensed Statement of Income
				(Unaudited)

					     For the Three Months
						Ended March 31,
					     1997           1996
 Income:
   Basic rent, from a related
     party (Note B)                          $ 79,289       $ 79,289
   Advance of primary overage
     rent, from a related
     party (Note B)                           188,000        188,000
					     --------       --------
      Total income                            267,289        267,289
					     --------       --------

 Expenses:
   Interest on mortgage                        67,117         67,579
   Supervisory services, to a
     related party (Note C)                    15,000         15,000
   Amortization of mortgage
     refinancing costs                          1,957          1,957
					     --------       --------
     Total expenses                            84,074         84,536
					     --------       --------
 Net income                                  $183,215       $182,753
					     ========       ========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year                  $ 254.47       $ 253.82
					     ========       ========
 Distributions per $5,000 participation:

 Distributions per $5,000
   participation consisted of
   the following:
     Income                                  $ 250.00       $ 250.00
					     ========       ========

     At March 31, 1997 and 1996, there were $3,600,000 of participations outstanding.

									    3.
			  250 West 57th St. Associates
			    Condensed Balance Sheet
				 (Unaudited)

					  March 31, 1997   December 31, 1996
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,124
					     ----------          ----------
     Total current assets                        84,124              84,124
					     ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
					     ----------          ----------
						   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
					     ----------          ----------
						   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
					     ----------          ----------
						   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              41,106
     Less: Accumulated amortization              16,311              14,354
					     ----------          ----------
						 24,795              26,752
					     ----------          ----------
       Total assets                          $2,226,354          $2,228,311
					     ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,359          $   22,399
   First mortgage principal payments
     due within one year (Note B)                21,774              21,270
					     ----------          ----------
       Total current liabilities                 44,133              43,669
 Long-term debt (Note B)                      2,832,543           2,838,179
 Capital (deficit) (See analysis, page 4):
   March 31, 1997                              (650,322)               -0-
   December 31, 1996                               -0-             (653,537)
					     ----------          ----------
       Total liabilities and capital:
     March 31, 1997                          $2,226,354
     December 31, 1996                       ==========          $2,228,311
								 ==========

									  4.
			 250 West 57th St. Associates
			 Analysis of Capital (Deficit)
				 (Unaudited)

					   March 31, 1997   December 31, 1996
 Capital:
   January 1, 1997                            $ (653,537)
   January 1, 1996                                                $ (665,228)
     Add, Net income:
       January 1, 1997 through
	 March 31, 1997                          183,215                -0-
       January 1, 1996 through
	 December 31, 1996                          -0-            2,224,320
					      ----------          ----------
						(470,322)          1,559,092

 Less, Distributions:
   Distribution, November 30, 1996
     of Secondary Overage Rent
     for the lease year ended
     September 30, 1996                             -0-            1,492,629
   Distributions January 1, 1997
     through March 31, 1997                      180,000                -0-
   Distributions, January 1, 1996
     through December 31, 1996                      -0-              720,000
					      ----------          ----------
						 180,000           2,212,629
					      ----------          ----------
 Capital (deficit):
   March 31, 1997                             $ (650,322)
   December 31, 1996                          ==========          $ (653,537)
								  ==========

									   5.
			  250 West 57th St. Associates
		      Condensed Statements of Cash Flows
				  (Unaudited)

					  January 1, 1997     January 1, 1996
					      through             through
					   March 31, 1997      March 31, 1996


 Cash flows from operating activities:
   Net income                                $   183,215         $   182,753
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         1,957               1,957
   Change in accrued interest payable                (40)                (37)
					     -----------         -----------
     Net cash provided by operating
       activities                                185,132             184,673
					     -----------         -----------
 Cash flows from financing activities:
   Cash distributions                           (180,000)           (180,000)
   Principal payments on long-term debt           (5,132)             (4,673)
					     -----------         -----------
     Net cash used in financing activities      (185,132)           (184,673)
					     -----------         -----------
     Net increase (decrease) in cash                 -0-                  -0-

 Cash, beginning of period                        84,124              84,124
					     -----------         -----------
 Cash, end of period                              84,124         $    84,124
					     ===========         ===========

					  January 1, 1997     January 1, 1996
					      through             through
					   March 31, 1997      March 31, 1996

   Cash paid for:
      Interest                                $    67,157        $    67,616
					      ===========        ===========

	 250 West 57th St. Associates                                    6.
	 March 31, 1997



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

		   Registrant is a New York joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). Registrant's joint venturers are Peter L. Malkin and Stanley Katzman (the "Joint Venturers"), each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (the "Participants").

		   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Mr. Malkin is among its partners. In addition, the Joint Venturers are also members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

		   Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic
	 Rent"), and (ii)(A) primary overage rent equal to the lesser of

	 250 West 57th St. Associates                                    7.
	 March 31, 1997



	 (1) Net Lessee's net operating income for the preceding lease year or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

		   Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.

		   For the lease year ended September 30, 1996, Net Lessee reported net operating profit of $4,068,953 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,658,477 for the fiscal year ended September 30, 1996. The Secondary Overage Rent of $1,658,477 represents 50% of the excess of the net operating profit of $4,068,953 over $752,000. After payment of $165,848 to Counsel as an additional payment for supervisory services, the balance of $1,492,629 was distributed to the Participants on November 30, 1996.

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

	 250 West 57th St. Associates                                    8.
	 March 31, 1997



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

	 Note C - Supervisory Services

		   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining original cash investment (the "Additional Payment"). At March 31, 1997, the Participants' remaining original cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

		   No remuneration was paid during the three month period ended March 31, 1997 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 1997.

		   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant

	 250 West 57th St. Associates                                    9.
	 March 31, 1997



	 and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the two Joint Venturers who is currently a member of Counsel, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

		   As of March 31, 1997, the Joint Venturers owned of record and beneficially $29,166 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, as of March 31, 1997, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. See Note C of Item 1. Pursuant to the Net Lease, Net Lessee has assumed sole respon-sibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent is affected by the New York City economy and its real estate market. It is difficult to forecast whether the New York City economy and real estate market will improve or deteriorate over the next few years.

		   Registrant does not pay dividends. During the three month period ended March 31, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1996, Registrant made an additional distribution of $2,073 for each

	 250 West 57th St. Associates                                   10.
	 March 31, 1997



	 $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

	      Total income remained the same for the three-month period ended March 31, 1997 as compared with the three-month period ended March 31, 1996. Total expenses decreased for the three month period ended March 31, 1997 as compared to the three month period ended March 31, 1996. Such decrease resulted from a decrease in interest expense on the Mortgage Loan.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1997, as compared with the three month period ended March 31, 1996.

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

		   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the partners in the Net Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commit-ments for capital expenditures while the Net Lease is in effect.

	 250 West 57th St. Associates                                   11.
	 March 31, 1997



				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.  Legal Proceedings.

		   There are no material pending legal proceedings to which Registrant is a party.

	 Item 6.   Exhibits and Reports on Form 8-K.

	      (a)  The exhibits hereto are being incorporated by reference.

	      (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

	 250 West 57th St. Associates
	 March 31, 1997                                                 12.





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


	 Date:  May 13, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


	 By /s/ Stanley Katzman
	    Stanley Katzman, Attorney-in-Fact*


	 Date:  May 13, 1997










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 250 West 57th St. Associates
	 March 31, 1997                                                 13.





				    EXHIBIT INDEX



	    Number                   Document                      Page*

	    3         Amended Business Certificate of
		      Registrant filed with the Clerk of
		      New York County on May 9, 1997
		      reflecting a change in the Partners
		      of Registrant.

	    25        Power of Attorney dated March 29,
		      1996, which was filed as Exhibit 24 to
		      year ended December 31, 1996 and is
		      incorporated by reference as an
		      exhibit hereto.































	 ______________________
	 *    Page references are based on sequential numbering system.