Form 10-Q
period 1997-06-30
250 WEST 57TH ST ASSOCIATES
filed 1997-08-15
CIK 100412

FORM 10-Q

		       SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

				  For the Three Months     For the Six Months
				      Ended June 30,          Ended June 30,
				     1997       1996         1997       1996
   Income:
    Basic rent, from a related
      party (Note B)            $  79,289    $  79,289  $  158,579  $ 158,579
    Advance of primary overage
      rent, from a related
      party (Note B)              188,000      188,000     376,000    376,000
				---------    ---------  ---------- ----------
       Total income               267,289      267,289     534,579    534,579
				---------    ---------  ---------- ----------

   Expenses:
    Interest on mortgage           66,994       67,468     134,111    135,047
    Supervisory services, to
      a related party (Note C)     15,000       15,000      30,000     30,000
    Amortization of mortgage
      refinancing costs             1,957        1,957       3,915      3,915
				---------    ---------  ---------- ----------
      Total expenses               83,951       84,425     168,026    168,962
				---------    ---------  ---------- ----------
   Net income                   $ 183,338    $ 182,864  $  366,553 $  365,617
				==========   =========  ========== ==========

   Earnings per $5,000 parti-
     cipation unit, based on
     720 participation units
     out- standing during the
     year                       $  254.64   $   253.98  $   509.10 $   507.80
				=========   ==========  ========== ==========

   Distributions per $5,000
     participation consisted
     of the following:

       Income                   $  250.00   $   250.00  $   500.00 $   500.00
				=========   ==========  ========== ==========

	 At June 30, 1997 and 1996, there were $3,600,000 of participations outstanding.
									 3.


			  250 West 57th St. Associates
			     Condensed Balance Sheet
				  (Unaudited)

					  June 30, 1997     December 31, 1996
Assets
Current assets:
 Cash                                       $   84,125            $   84,125
					     ---------            ----------
     Total current assets                       84,125                84,125
					     ---------            ----------
Real estate, at cost:
 Property situated at 250-264 West
   57th Street, New York, New York:
   Land                                      2,117,435             2,117,435
   Building                                  4,940,682             4,940,682
     Less: Accumulated depreciation          4,940,682             4,940,682
					    ----------            ----------
						  -0-                   -0-
   Building improvements                       688,000               688,000
     Less: Accumulated depreciation            688,000               688,000
					    ----------            ----------
						  -0-                   -0-
   Tenants' installations and
     improvements                              249,791               249,791
     Less: Accumulated amortization            249,791               249,791
					    ----------            ----------
						  -0-                   -0-
Other assets:
 Mortgage refinancing costs                     41,106                41,106
   Less: Accumulated amortization               18,269                14,355
					    ----------            ----------
						22,837                26,751
					    ----------            ----------
     Total assets                           $2,224,397            $2,228,311
					    ==========            ==========
Liabilities and Capital
Current liabilities:
 Accrued interest payable                   $   22,318            $   22,399
  First mortgage principal payments
   due within one year (Note B)                 22,289                21,270
					    ----------            ----------
     Total current liabilities                  44,607                43,669

Long-term debt (Note B)                      2,826,774             2,838,179

Capital (deficit) (See analysis,
 page 4):
 June 30, 1997                                (646,984)                 -0-
  December 31, 1996                               -0-               (653,537)
					    ----------            ----------
     Total liabilities and capital:
   June 30, 1997                            $2,224,397
   December 31, 1996                        ==========            $ 2,228,311
								  ===========
									 4.




			  250 West 57th St. Associates
			  Analysis of Capital (Deficit)
				  (Unaudited)


				   June 30, 1997      December 31, 1996
Capital deficit:

 January 1, 1997                    $ (653,537)
 January 1, 1996                                           $ (665,228)
   Add, Net income:
     January 1, 1997 through
       June 30, 1997                   366,553                   -0-
     January 1, 1996 through
       December 31, 1996                  -0-               2,224,320
				    ----------             ----------
				      (286,984)             1,559,092

Less, Distributions:
 Distribution, November 30, 1996
   of Secondary Overage Rent
   for the lease year ended
   September 30, 1996                    -0-                1,492,629
 Distributions January 1, 1997
   through June 30, 1997               360,000                   -0-
 Distributions, January 1, 1996
   through December 31, 1996              -0-                 720,000
				    ----------             ----------
				       360,000              2,212,629
				    ----------             ----------
Capital (deficit):
 June 30, 1997                      $ (646,984)
 December 31, 1996                  ==========             $ (653,537)
							   ==========
									 5.




			  250 West 57th St. Associates
		       Condensed Statements of Cash Flows
				  (Unaudited)

					 January 1, 1997     January 1, 1996
					     through             through
					   June 30, 1997       June 30, 1996

Cash flows from operating activities:
  Net income                                $   366,553        $   365,617
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
  Amortization of mortgage refinancing
    costs                                         3,915              3,915
  Change in accrued interest payable                (81)               (74)
					    -----------        -----------
    Net cash provided by operating
      activities                                370,387            369,458

Cash flows from financing activities:
  Cash distributions                           (360,000)          (360,000)
  Principal payments on long-term debt          (10,387)            (9,458)
					    -----------        -----------
    Net cash used in financing activities      (370,387)          (369,458)
					    -----------        -----------
    Net increase (decrease) in cash                -0-                -0-


Cash, beginning of period                        84,125             84,124
					    -----------        -----------
Cash, end of period                         $    84,125        $    84,124
					    ===========        ===========

					 January 1, 1997   January 1, 1996
					     through           through
					   June 30, 1997     June 30, 1996

  Cash paid for:
     Interest                               $   134,193       $   135,121
					    ===========       ===========
	 250 West 57th St. Associates                                    6.

	 June 30, 1997


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

		   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Mr. Malkin is among its partners. In addition, each of the Joint Venturers is also among the members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

		   Under the Net Lease, Net Lessee must pay (i) annual
	 basic rent equal to the sum of $28,000 plus an amount equal to the
	 rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic
	 Rent"), and (ii)(A) primary overage rent equal to the lesser of
	 (1) Net Lessee's net operating income for the preceding lease year
	 or (2) $752,000 (the "Primary Overage Rent"), and (B) secondary
	 overage rent equal to 50% of any remaining balance of Net Lessee's
	 250 West 57th St. Associates                                    7.

	 June 30, 1997


	 net operating income for such lease year ("Secondary Overage
	 Rent").

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

		      (iii) no prepayment until after the third loan year. Thereafter, a 3% penalty will be imposed in the fourth
		   loan year and a 2% penalty during the fifth loan year.
	 250 West 57th St. Associates                                    8.

	 June 30, 1997


		   No prepayment penalty will be imposed if the Mortgage Loan is paid in full during the last 90 days of the fifth loan year; and

		       (iv) no Partner or Participant will have any personal liability for principal of, or interest on, the Mortgage Loan.

	 Note C - Supervisory Services

		   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1997, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

		   No remuneration was paid during the three and six month periods ended June 30, 1997 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 and $20,000, respectively, of the Basic Payment and $5,000 and $10,000, respectively, on account of the Additional Payment, for the three and six month periods ended June 30, 1997.

		   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no
	 250 West 57th St. Associates                                    9.

	 June 30, 1997


	 extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the two Joint Venturers who is currently a member of Counsel, by reason of his respective partnership interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

		   As of June 30, 1997, the Joint Venturers owned of record and beneficially $24,167 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, as of June 30, 1997, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and to then distribute the balance of such Basic Rent to holders of Participations. See Note C of Item 1. Pursuant to the Net Lease, Net Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain sub-stantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years.

		   Registrant does not pay dividends. During the three and six month periods ended June 30, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1996, Registrant made an additional distribution of $2,073 for
	 each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make
	 250 West 57th St. Associates                                   10.

	 June 30, 1997


	 distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		   The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors regarding Registrant's results of operations for such periods:

	      Total income remained the same for the three and six-month periods ended June 30, 1997 as compared with the three and six-month periods ended June 30, 1996.

	      Total expenses decreased for the three and six month periods ended June 30, 1997 as compared to the three and six month periods ended June 30, 1996. Such decrease resulted from a decrease in interest expense on the Mortgage Loan.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and six month periods ended June 30, 1997, as compared with the three and six month periods ended June 30, 1996.

		   The amortization payments due under the Mortgage Loan (see Note B of Item 1 hereof) will not be sufficient to liquidate fully the outstanding principal balance thereof at maturity in 2000. The Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located.

		   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the partners in the Net Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Net Lease is in effect.
	 250 West 57th St. Associates                                   11.

	 June 30, 1997


				      Inflation

		   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1996, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings.

		   The Property of Registrant is the subject of the following pending litigation:

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs seek the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also seek an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. Justice Ira Gammerman ordered that argument on plaintiff's motion be heard June 24, and on the date ordered further argument on July 14, 1997. Defendants filed opposition papers to the motion for a Temporary Restraining Order and Preliminary Injunction on June 26 and cross-moved for arbitration on July 10. Plaintiffs filed reply papers on July 14, and defendants filed reply papers on their cross-motion for arbitration on July 26, 1997. Both motions are currently before the court. In addition, plaintiffs have served document requests on both defendants and notices of deposition on the officers of Helmsley-Spear, Inc. and Leona Helmsley.

	 Item 4.   Submission of Matters to a Vote of Participants.

		   The Partners are in the process of preparing a
	 solicitation of consents of the Participants to consider certain governance issues, including the designation of additional Successor Agents.
	 250 West 57th St. Associates                                   12.

	 June 30, 1997



	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a) The exhibits hereto are being incorporated by reference.

		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.

	 June 30, 1997




				     SIGNATURES

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


	 Date:  August 15, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


	 By: /s/ Stanley Katzman
	     Stanley Katzman, Attorney-in-Fact*


	 Date:  August 15, 1997










	 ______________________
	    *   Mr. Katzman supervises accounting functions for
		Registrant.
	 250 West 57th St. Associates                                   14.

	 June 30, 1997



				    EXHIBIT INDEX

	 Number                      Document                      Page *



	 25 Power of Attorney dated March 29, 1996, which was filed as Exhibit 24 to year ended December 31, 1995 and is incor-porated by reference as an exhibit hereto.





































	 ______________________
	 *Page references are based on sequential numbering system.
	 250 West 57th St. Associates                                   13.