Form 10-Q
period 1997-09-30
250 WEST 57TH ST ASSOCIATES
filed 1997-11-26
CIK 100412

FORM 10-Q

			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549

	 (Mark One)

	 [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
			 THE SECURITIES EXCHANGE ACT OF 1934

	 For the quarterly period ended September 30, 1997

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

				  For the Three Months     For the Nine Months
				  Ended September 30,      Ended September 30,
				    1997        1996        1997        1996

 Income:
   Basic rent, from a related
     party (Note B)            $   79,289  $   79,289  $  237,868  $  237,868
   Advance of primary overage
     rent, from a related
     party (Note B)               188,000     188,000     564,000     564,000
   Secondary Overage Rent,
     from a related party
     (Note B)                   1,326,984   1,658,477   1,326,984   1,658,477
			       ----------   ---------  ----------  ----------
      Total income              1,594,273   1,925,766   2,128,852   2,460,345
			       ----------   ---------  ----------  ----------

 Expenses:
   Interest on mortgage            66,869      67,353     200,980     202,400
   Supervisory services, to a
     related party (Note C)       145,708     180,848     175,708     210,848
   Amortization of mortgage
     refinancing costs              1,957       1,957       5,872       5,872
   Fees and expenses               19,909         -0-      19,909         -0-
			       ----------  ----------  ----------  ----------
     Total expenses               234,443     250,158     402,469     419,120
			       ----------  ----------  ----------  ----------
 Net income                    $1,359,830  $1,675,608  $1,726,383  $2,041,225
			       ==========  ==========  ==========  ==========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year     $1,888.65   $2,327.23   $2,397.75   $2,835.03
				=========   =========   =========   =========

 Distributions per $5,000
   participation consisted of
   the following:
     Income                     $1,888.65   $2,327.23   $2,397.75   $2,835.03
     Increase (Decrease) in
       capital deficit          (1,638.65)  (2,077.23)  (1,647.75)  (2,085.03)
				----------  ----------  ----------  ----------

	   Total distribution   $  250.00   $  250.00   $  750.00   $  750.00
				=========   =========   =========   =========

     At September 30, 1997 and 1996, there were $3,600,000 of participations outstanding.

									3.



			  250 West 57th St. Associates
			    Condensed Balance Sheet
				 (Unaudited)

				      September 30, 1997   December 31, 1996
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,124
   Rent receivable, from Fisk
     Building Associates, a related
     party (Note B)                           1,326,984                 -0-
					     ----------          ----------
     Total current assets                     1,411,108              84,124
					     ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
					     ----------          ----------
						   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
					     ----------          ----------
						   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
					     ----------          ----------
						   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              41,106
     Less: Accumulated amortization              20,226              14,354
					     ----------          ----------
						 20,880              26,752
					     ----------          ----------
       Total assets                          $3,549,423          $2,228,311
					     ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,275          $   22,399
   Accrued Fees and Expenses                     19,909
   Accrued Supervisory Services,
     to a related party (Note C)                130,708
   First mortgage principal payments
     due within one year (Note B)                22,817              21,270
					     ----------          ----------
       Total current liabilities                195,709              43,669
 Long-term debt (Note B)                      2,820,868           2,838,179
 Capital (See analysis, page 4):
   September 30, 1997                           532,846                -0-
   December 31, 1996                               -0-             (653,537)
					     ----------          ----------
       Total liabilities and capital:
     September 30, 1997                      $3,549,423
     December 31, 1996                       ==========          $2,228,311
								 ==========

								 4.




			  250 West 57th St. Associates
			       Analysis of Capital
				  (Unaudited)


				       September 30, 1997   December 31, 1996

     Capital:
       January 1, 1997                        $ (653,537)
       January 1, 1996                                            $ (665,228)
	 Add, Net income:
	   January 1, 1997 through
	     September 30, 1997                1,726,383                -0-
	   January 1, 1996 through
	     December 31, 1996                      -0-            2,224,320
					      ----------          ----------
					       1,072,846           1,559,092

     Less, Distributions:
       Distribution, November 30, 1996
	 of Secondary Overage Rent
	 for the lease year ended
	 September 30, 1996                         -0-            1,492,629
       Distributions January 1, 1997
	 through September 30, 1997              540,000                -0-
       Distributions, January 1, 1996
	 through December 31, 1996                  -0-              720,000
					      ----------          ----------
						 540,000           2,212,629
					      ----------          ----------
     Capital:
       September 30, 1997                      $ 532,846
       December 31, 1996                      ==========          $ (653,537)
								  ==========

								  5.




			    250 West 57th St. Associates
			Condensed Statements of Cash Flows
				    (Unaudited)


					     January 1, 1997    January 1, 1996
						 through            through
					  September 30, 1997  September 30, 1996


   Cash flows from operating activities:
     Net income                                  $1,726,383        $ 2,041,225
     Adjustments to reconcile net income
       to cash provided by operating
       activities:
     Amortization of mortgage refinancing
       costs                                          5,872              5,872
     Change in accrued interest payable                (124)              (112)
     Change in accrued expenses                     150,617             40,848
     Change in additional rent due               (1,326,984)        (1,533,478)
						-----------        -----------
       Net cash provided by operating
	 activities                                 555,764            554,355
						-----------        -----------
   Cash flows from financing activities:
     Cash distributions                            (540,000)          (540,000)
     Principal payments on long-term debt           (15,764)           (14,355)
						-----------        -----------

       Net cash used in financing activities       (555,764)          (554,355)
						-----------        -----------
       Net increase (decrease) in cash                  -0-                -0-

   Cash, beginning of period                         84,124             84,124
						-----------        -----------
   Cash, end of period                          $    84,124        $    84,124
						===========        ===========

					    January 1, 1997     January 1, 1996
						through             through
					 September 30, 1997  September 30, 1996

   Cash paid for:
      Interest                                 $   201,104         $   202,513
					       ===========         ===========

	 250 West 57th St. Associates                                    6.

	 September 30, 1997


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

		   On August 6, 1997 the Partners mailed to the
	 Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their authorization concerning certain governance issues, including the designation of Additional Successor agents. The details of the Partners' proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on August 6, 1997, and is incorporated herein by reference. On September 9, 1997, the Partners mailed to the non-responding Participants a request for a response to the solicitation of consents which letter was filed with the Securities and Exchange Commission as Schedule A-14A on September 9, 1997 and is incorporated herein by reference. On November 6, 1997, the Partners received the necessary consents for the appointment of additional Successor Agents.

		   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on

	 250 West 57th St. Associates                                    7.

	 September 30, 1997


	 September 30, 2003. Net Lessee is a New York partnership in which Mr. Malkin is among its partners. In addition, each of the Joint Venturers is also among the members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

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

		   For the lease year ended September 30, 1997, Net Lessee reported net operating profit of $3,405,968 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,326,984 for the lease year ended September 30, 1997. The Secondary Overage Rent of $1,326,984 represents 50% of the excess of the net operating profit of $3,405,968 over $752,000. After the payment of $19,909 for fees and expenses in connection with the August 6, 1997 Consent Solicitation Program and $130,708 to Counsel as an additional payment for supervisory services, the balance of $1,176,367 will be distributed to the Participants on December 2, 1997.

		   Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
	 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a certified report on the operation of the Property. Secondary Overage rent for the lease year ended September 30, 1997 has not yet been determined and therefore is not reflected in earnings this quarter. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

		   The Net Lease provides for one renewal option of 25 years. The Participants in Registrant and the partners in Net

	 250 West 57th St. Associates                                    8.

	 September 30, 1997


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

	 Note C - Supervisory Services

		   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1997, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

		   No remuneration was paid during the three and nine month periods ended September 30, 1997 by Registrant to any of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 and $30,000, respectively, of the Basic Payment and $5,000 and $15,000, respectively, on account of the Additional Payment, for the three and nine month periods ended September 30, 1997.

		   The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the

	 250 West 57th St. Associates                                    9.

	 September 30, 1997


	 Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

		   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the two Joint Venturers, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

		   As of September 30, 1997, the Joint Venturers owned of record and beneficially $24,167 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

		   In addition, as of September 30, 1997, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

		   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

	 Item 2.   Management's Discussion and Analysis of
		   Financial Condition and Results of Operations.

		   Registrant was organized solely for the purposes of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services and to then distribute the balance of such Basic Rent to holders of participations. See Note C of Item 1. Pursuant to the Net Lease, Net Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain sub-stantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

	 250 West 57th St. Associates                                   10.

	 September 30, 1997


		   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years.

		   Registrant does not pay dividends. During the three and nine month periods ended September 30, 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation).
	 On December 2, 1997, Registrant will make an additional distribution of $1,633.84 for each $5,000 participation. Such distribution represents the balance of Secondary Overage Rent payable by Net Lessee in accordance with the terms of the Net Lease after payment of fees and expenses for the consent solicitation and Additional Payment to Counsel. See Notes B and
	 C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		   The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:
		   Total income decreased for the three and nine month periods ended September 30, 1997, as compared with the three and nine month periods ended September 30, 1996. Such decrease was the result of a decrease in the Secondary Overage Rent payable by the Net Lessee for the lease year ended September 30, 1997, as compared with the lease year ended September 30, 1996.

			Total expenses decreased for the three and
		   nine month periods ended September 30, 1997 as compared to the three and nine month periods ended September 30, 1996. Such decrease was mainly attributable to a decrease in the Additional Payment being made to Counsel based on the Secondary Overage Rent payable for the lease year ended September 30, 1997.

			   Liquidity and Capital Resources

		   There has been no significant change in Registrant's liquidity for the three and nine month periods ended September 30, 1997, as compared with the three and nine month periods ended September 30, 1996.

	 250 West 57th St. Associates                                   11.

	 September 30, 1997


		   The amortization payments due under the Mortgage Loan (see Note B of Item 1 hereof) will not be sufficient to liquidate fully the outstanding principal balance thereof at maturity in 2000. The Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located.

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

			     PART II.  OTHER INFORMATION

	 Item 1.   Legal Proceedings.

		   The Property of Registrant is the subject of the following pending litigation:

		   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
	 al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, on behalf of themselves and various partnerships, including Registrant, against Helmsley-Spear, Inc. and Leona Helmsley. The filing of the action was accompanied by a motion for a Temporary Restraining Order and a Preliminary Injunction by which the plaintiffs sought the return of over $5,000,000 in Empire State Building Company funds which were being wrongfully held by Helmsley-Spear, Inc., an order preventing Leona Helmsley from further violations of the partnership agreements of the partnerships, and expedited discovery of Helmsley-Spear, Inc. and Leona Helmsley regarding the financial status of Helmsley-Spear, Inc. In their complaint, plaintiffs sought the same relief requested in the motion for a Temporary Restraining Order and Preliminary Injunction, as well as the removal of Helmsley-Spear, Inc. as managing and leasing agent

	 250 West 57th St. Associates                                   12.

	 September 30, 1997


	 for all of the buildings owned by the partnerships on whose behalf the action was brought. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing disputes proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP have filed an arbitration complaint seeking such relief against Helmsley-Spear, Inc. and Mrs. Helmsley before The American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley have served answers denying liability and asserting various affirmative defenses and counterclaims. Mr. Malkin and Wien & Malkin LLP intend to file a reply denying the counterclaims; the reply is scheduled for December, 1997.

	 Item 4.   Submission of Matters to a Vote of Participants.

		   On August 6, 1997, the consent of the Participants was sought to approve certain governance proposals, including the designation of additional Successor Agents, as described in the Statement. On September 9, 1997, the Partners mailed to the non-responding Participants a request for a response to the solicitation of consents which letter was filed with the Securities and Exchange Commission as Schedule A-14A on September 10, 1997 and is incorporated herein by reference. See
	 Item 1(a).

	 Item 6.   Exhibits and Reports on Form 8-K.

		   (a)  The exhibits hereto are incorporated by reference.

		   (b) Registrant filed a Form 8-K on July 1, 1997 reporting the commencement of an action against Helmsley-Spear, Inc. and Leona M. Helmsley. See Item 1.

	 250 West 57th St. Associates                                   13.

	 September 30, 1997




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


	 Dated: November 25, 1997


		   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant and as a Joint Venturer in Registrant on the date indicated.


	 By: /s/ Stanley Katzman
		 Stanley Katzman, Attorney-in-Fact*


	 Dated: November 25, 1997










	 ______________________
	    * Mr. Katzman supervises accounting functions for Registrant.

	 250 West 57th St. Associates                                   14.

	 September 30, 1997



				    EXHIBIT INDEX

	 Number                      Document                      Page *

	  2(a) Proxy Statement issued by the Partners in connection with the solicitation of consents of the Participants, which was filed on
		   Schedule 14A by Registrant on August 6, 1997 and is incorporated herein by reference.

	  2(b) Letter to Non-Responding Participants dated September 9, 1997 requesting a response to the Consent Solicitation which was filed on Schedule A-14A by Registrant on September 10, 1997 and is incorporated herein by reference.

	 25        Power of Attorney dated March 29, 1996,
		   which was filed as Exhibit 24 to year
		   ended December 31, 1995 and is incorpor-ated by reference as an exhibit hereto.




























	 ______________________
	 *Page references are based on sequential numbering system.