Form 10-K
period 1997-12-31
250 WEST 57TH ST ASSOCIATES
filed 1998-04-17
CIK 100412

FORM 10-K
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

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

         An Exhibit Index is located on pages    through    hereof.
         Number of pages (including exhibits) in this filing: 33




                                       PART I


         Item 1.  Business.

                   (a)  General

                   Registrant is a joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land thereunder (the "Property"). Registrant's joint venturers are Peter L. Malkin and Stanley Katzman (individually, a "Joint Venturer" and, collectively, the "Joint Venturers") each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

                   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), a partnership, under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a partnership in which Mr. Malkin is one of the Partners. In addition, each of the Joint Venturers is also among the members of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and the Net Lessee ("Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

                   As of December 31, 1997, the Building was approximately 99% occupied by approximately 320 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

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

                   Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an




         amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining cash investment.

                   For the lease year ended September 30, 1997, Net Lessee reported net operating profit of $3,405,968 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,326,984 for the fiscal year ended September 30, 1997. The Secondary Overage Rent of $1,326,984 represents 50% of the excess of the net operating profit of $3,405,968 over $752,000. After the payment of $19,909 for fees and expenses in connection with the August 6, 1997 Consent Solicitation Program and $130,708 to Counsel as an additional payment for supervisory services, the balance of $1,176,367 was distributed to the Participants on December 2, 1997.

                   Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
         30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a certified report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 1997, 1996 and 1995.

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


                   (d)  Competition

                   Pursuant to currently offered tenant space leases at the Building, the average annual base rental rate payable to Net Lessee approximates $28 per square foot (exclusive of electricity charges and escalation). This rental rate is competitive with the average rental rates charged by similar office buildings currently offering comparable space in the immediate vicinity. Registrant has been advised that the currently offered average rental rate is approximately $32 per square foot at one neighboring office building with certain upgraded interior improvements, located at 1775 Broadway (across 57th Street). A building located at
         1780 Broadway, which contains 12 stories and provides no rear or side window exposure (due to its location in the middle of the block), offers space at approximately $25 per square foot.
         1776 Broadway, a building which contains 24 stories and offers approximately the same grade facilities as the Building, currently offers a rental rate averaging approximately $28 per square foot.

                   In the overall rental market for commercial space in Manhattan, rents range from approximately $15 per square foot on Fifth Avenue to approximately $12 per square foot in less-developed industrial and/or commercial areas. Accordingly, rents at the Building may be considered competitive in the area, given the relative condition of surrounding buildings and the nature of services, amenities and office space offered by them as compared to the Building.

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


         Item 2.  Properties.

                   As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by the Mortgage Loan which, at December 31, 1997, had an unpaid principal balance of $2,838,179. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

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


         Item 3.  Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.

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

                   (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was
         advised of 34 transfers of Participations during 1997.   In one
         instance, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred, i.e., $12,500 for a $5,000 Participation. In all other cases, no consideration was indicated.

                   (b) As of December 31, 1997, there were 558 holders of Participations of record.

                   (c) Registrant does not pay dividends. During the years ended December 31, 1997 and 1996, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On December 2, 1997 and November 30, 1996, Registrant made additional distributions for each $5,000 Participation of $1,634 and $2,073, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage

         Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

Item 6.

                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA


                                                           Year ended December 31,
                                       1997       1996       1995       1994       1993

Basic minimum annual rent income.   $  317,157 $  317,157 $  331,691 $  321,486 $  321,486
Primary overage rent income......      752,000    752,000    752,000    752,000    752,000
Secondary overage rent income....    1,326,984  1,658,477  1,154,342  1,367,772  1,146,828

   Total revenue.................   $2,396,141 $2,727,634 $2,238,033 $2,441,258 $2,220,314

Net income.......................   $1,909,974 $2,224,320 $1,781,573 $1,944,494 $1,744,631

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year............................   $    2,653 $    3,089 $    2,474 $    2,701 $    2,423


Total assets.....................   $2,220,481 $2,228,311 $2,236,141 $2,209,164 $2,226,533


Long-term obligations............   $2,814,821 $2,838,179 $2,859,449 $2,877,271 $2,893,621

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income........................   $    2,634 $    3,073 $    2,415 $    2,701 $    2,423
   Return of capital.............         -          -          -             9         11

   Total distributions...........   $    2,634 $    3,073 $    2,415 $    2,710 $    2,434

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

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years. The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

         (a) Total income decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. The decrease resulted from a decrease in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1997 as compared with the lease year ended September 30, 1996. See Note 4 of the Notes. Total income increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. The increase resulted from an increase in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1996 as compared with the lease year ended September 30, 1995. See Note 4 of the Notes.

         (b) Total expenses decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. The decrease was the net result of (i) a decrease in supervisory service expense, (ii) a decrease in interest on the Mortgage Loan and (iii) the incurrence of professional fees. See Notes 2b, 3a and 5 of the Notes. Total expenses increased for the year ended December 31, 1996 as compared with the year ended December 31, 1995. The increase was the net result of (x) an increase in supervisory service expense, (y) a decrease in interest on the Mortgage Loan, and (z) a decrease in amortization of mortgage refinancing costs. See Notes 2b, 3a and 5 of the Notes.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the year ended December 31, 1997 as compared with the year ended December 31, 1996.

                   Based on the current net profit from the Building and current trends in the geographic area in which the Property is located, the value of the Property is estimated to be in excess of the amount of the Mortgage Loan balance at December 31, 1997. Consequently, there are no material changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures from its own resources while the Net Lease is in effect.

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

                                      PART III

         Item 10.  Directors and Executive Officers of the Registrant.

                   Registrant has no directors or officers or any other
         centralization of management.  There is no specific term of office for any Joint Venturer in Registrant.  The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 1997 the following: name, age, nature of any family relationship with any other Joint Venturer, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:
                                                                      Date
                                                       Principal      Individual
                        Nature of                      Occupation     became
                        Family        Business         and            Joint
 Name              Age  Relationship  Experience       Employment     Venturer

 Stanley Katzman   65      None       Attorney-at-Law  Senior Partner    1995
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

 Peter L. Malkin   64      None       Attorney-at-Law  Senior Partner    1982
                                                       Wien & Malkin
                                                       LLP,
                                                       Counsellors-
                                                       at-Law

                   As stated in Item 1 hereof, the Joint Venturers are members of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

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

                   No remuneration was paid during the fiscal year ended December 31, 1997 by Registrant to any of the Joint Venturers as such. Registrant pays Counsel, for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 1997, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Counsel $190,708 during the fiscal year ended December 31, 1997. Registrant also paid professional fees in the amount of $19,909 in connection with the consent solicitation program to Counsel. See Item 4. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


         Item 12.  Security Ownership of Certain Beneficial Owners and
                   Management.

                   (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1997, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

                   (b) At December 31, 1997, the Joint Venturers (see Item 10 hereof) beneficially owned, directly or indirectly, the following Participations in Registrant:

                            Name & Address         Amount of
                            of Beneficial          Beneficial     Percent
         Title of Class         Owners             Ownership      of Class

         Participations     Stanley Katzman        $ 5,833.34     .1620%
         in Joint Venture   30 East 62nd Street
         Interests          New York, NY  10021

                            Peter L. Malkin        $18,333.34     .5093%
                            21 Bobolink Lane
                            Greenwich, CT  06830

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

                        (c)  Not applicable.


         Item 13.  Certain Relationships and Related Transactions.

                        (a)  As stated in Item 1 hereof, each Joint
         Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. As a consequence of one of the two Joint Venturers being a partner in Net Lessee and both Joint Venturers being members of Counsel (which represents Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

                   Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Joint Venturer in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, each of the Joint Venturers, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

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

                        (c)  Not applicable.

                        (d)  Not applicable.

                                       PART IV

         Item 14.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K.

                   (a)(1)  Financial Statements:

                   Consent of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Accountant's Report of Jacobs Evall & Blumenfeld LLP, Certified Public Accountants, dated January 31, 1998.

                   Balance Sheets at December 31, 1997 and at December 31, 1996 (Exhibit A).

                   Statements of Income for the fiscal years ended December 31, 1997, 1996, and 1995 (Exhibit B).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-1).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-2).

                   Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1995 (Exhibit C-3).

                   Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995 (Exhibit D).

                   Notes to Financial Statements for the fiscal years ended December 31, 1997, 1996 and 1995.

                   (2)  Financial Statement Schedules:

                   List of Omitted Schedules.

                   Real Estate and Accumulated Depreciation - December 31, 1997 (Schedule III).

                   (3)  Exhibits:  See Exhibit Index.

                   (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEARD OF
 JACOBS EVALL & BLUMENFELD LLP
 CERTIFIED PUBLIC ACCOUNTANT]






                INDEPENDENT ACCOUNTANTS' REPORT




To the participants in 250 West 57th St. Associates
(a Joint Venture)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 1997 and 1996, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1997, and the supporting financial statement schedule as contained in Item 14(a)
(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West
57th St. Associates as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.





                                 Jacobs Evall & Blumenfeld LLP
                                 Certified Public Accountants

New York, N. Y.
January 31, 1998

                                    January 31, 1998

250 West 57th St. Associates
New York, N.Y.

We consent to the use of our independent accountants' report dated January 31, 1998, covering our audits of the accompanying financial statements of 250 West 57th St. Associates in connection with and as part of your December 31, 1997 annual report (Form 10-K) to the Securities and Exchange Commission.






                                    Jacobs Evall & Blumenfeld LLP
                                    Certified Public Accountants

                                                                 EXHIBIT A
                                 250 WEST 57th ST. ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S



                                                                 December 31,
                                                         1997                    1996
Current Assets:
  Cash in Fleet Bank.........................               $   24,124              $   24,125
  Cash in distribution account held by
     Wien & Malkin LLP (Note 10).............                   60,000                  60,000
          TOTAL CURRENT ASSETS...............                   84,124                  84,125
Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2a and 3):
     Land....................................                2,117,435               2,117,435
     Building................................   $4,940,682              $4,940,682
       Less: Accumulated depreciation........    4,940,682        -      4,940,682        -
     Building improvements...................      688,000                 688,000
       Less: Accumulated depreciation........      688,000        -        688,000        -
     Tenants' installations and
      improvements...........................      249,791                 249,791
        Less: Accumulated depreciation.......      249,791        -        249,791        -

Other Assets:
  Mortgage refinancing costs (Note 2b).......       41,106                  41,106
    Less: Accumulated amortization...........       22,184                  14,355
                                                                18,922                  26,751

          TOTAL ASSETS.......................               $2,220,481              $2,228,311




                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued interest payable...................               $   22,232              $   22,399
  Principal payments of first mortgage
   payable within one year (Note 3)..........                   23,358                  21,270
          TOTAL CURRENT LIABILITIES..........                   45,590                  43,669

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)..........   $2,838,179              $2,859,449
      Less: Current installments shown
       above.................................       23,358                  21,270
                                                             2,814,821               2,838,179

          TOTAL LIABILITIES..................                2,860,411               2,881,848

Partners' Capital Deficit (Exhibit C)........                 (639,930)               (653,537)
          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT.........               $2,220,481              $2,228,311







	See accompanying notes to financial statements.

                                                                   EXHIBIT B
                                 250 WEST 57th ST. ASSOCIATES

                                     STATEMENTS OF INCOME



                                               Year ended December 31,
                                      1997                1996              1995

Revenues:
  Rent income, from a
   related party (Note 4)......... $2,396,141          $2,727,634         $2,238,033


Expenses:

  Interest on mortgage
   (Note 3).......................    267,721             269,636            273,835

  Supervisory services, to
   a related party (Note 5).......    190,708             225,848            173,204

  Professional fees, to a
   related party (Note 6).........     19,909                -                  -

  Amortization of mortgage
   refinancing costs (Note 2b)....      7,829               7,830              9,421

                                      486,167             503,314            456,460

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 9)....... $1,909,974          $2,224,320         $1,781,573


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year.............................  $    2,653          $    3,089         $    2,474
























                 See accompanying notes to financial statements.

                                                                 EXHIBIT C-1

                                 250 WEST 57th ST. ASSOCIATES
                             STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                  YEAR ENDED DECEMBER 31, 1997



                        Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                     January 1, 1997  net income Distributions December 31, 1997

Stanley Katzman
Joint Venture #1....    (65,354)       190,998      189,637        (63,993)


Stanley Katzman
 Joint Venture #2...    (65,354)       190,997      189,636        (63,993)


Stanley Katzman
 Joint Venture #3...    (65,353)       190,997      189,637        (63,993)


Stanley Katzman
 Joint Venture #4...    (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
  Joint Venture #1)..   (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
 Joint Venture #2...    (65,353)       190,997      189,637        (63,993)


Peter L. Malkin
 Joint Venture #3
 (formerly
  Ralph W. Felsten
  Joint Venture #1)..   (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #4
 (formerly
  Ralph W. Felsten
  Joint Venture #2).    (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #5
 (formerly
  Ralph W. Felsten
  Joint Venture #3)..   (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #6
 (formerly
  Ralph W. Felsten
  Joint Venture #4)..   (65,353)       190,997      189,637        (63,993)

                      $(653,537)    $1,909,974   $1,896,367      $(639,930)


	See accompanying notes to financial statements.

                                                                  EXHIBIT C-2
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1996


                       Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                     January 1, 1996  net income Distributions December 31, 1996

Ralph W. Felsten
 Joint Venture #1..   $ (66,523)    $  222,432   $  221,263      $ (65,354)


Ralph W. Felsten
 Joint Venture #2..     (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #3..     (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #4...    (66,523)       222,432      221,262        (65,353)


Stanley Katzman
 Joint Venture #1...    (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #2..     (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #3..     (66,522)       222,432      221,263        (65,353)


Stanley Katzman
 Joint Venture #4..     (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #1..     (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #2..     (66,522)       222,432      221,263        (65,353)

                      $(665,228)    $2,224,320   $2,212,629      $(653,537)














            	See accompanying notes to financial statements.

                                                                  EXHIBIT C-3
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1995


                       Partners'                                  Partners'
                    capital deficit   Share of                 capital deficit
                    January 1, 1995  net income Distributions December 31, 1995

Ralph W. Felsten
 Joint Venture #1..   $ (70,797)    $  178,157   $  173,883      $ (66,523)

Ralph W. Felsten
 Joint Venture #2...    (70,797)       178,157      173,883        (66,523)

Ralph W. Felsten
 Joint Venture #3...    (70,797)       178,157      173,883        (66,523)

Ralph W. Felsten
 Joint Venture #4....   (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #1
 (formerly
  Alvin Silverman
  Joint Venture #1)..   (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #2
 (formerly
  Alvin Silverman
  Joint Venture #2)..   (70,797)       178,158      173,884        (66,523)

Stanley Katzman
 Joint Venture #3
 (formerly
  Alvin Silverman
  Joint Venture #3)..   (70,796)       178,157      173,883        (66,522)

Stanley Katzman
 Joint Venture #4
 (formerly
  Alvin Silverman
  Joint Venture #4)..   (70,797)       178,157      173,883        (66,523)

Peter L. Malkin
 Joint Venture #1..     (70,797)       178,157      173,883        (66,523)

Peter L. Malkin
 Joint Venture #2..     (70,796)       178,157      173,883        (66,522)

                      $(707,968)    $1,781,573   $1,738,833      $(665,228)











	See accompanying notes to financial statements.

                                                                    EXHIBIT D
                                 250 WEST 57th ST. ASSOCIATES

                                   STATEMENTS OF CASH FLOWS




                                                    Year ended December 31,
                                               1997           1996          1995


Cash flows from operating activities:
  Net income............................. $ 1,909,974   $ 2,224,320   $ 1,781,573
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
     Amortization........................       7,829         7,830         9,421
     Change in accrued interest payable..        (167)         (152)         (960)
  Payments of mortgage refinancing costs:
    To a related party (Note 2b).........           -             -       (17,754)
    Other.................................          -             -       (19,004)

          Net cash provided by
           operating activities...........  1,917,636     2,231,998     1,753,276

Cash flows from financing activities:
  Cash distributions...................... (1,896,367)   (2,212,629)   (1,738,833)
  Principal payments on long-term debt....    (21,270)      (19,369)      (14,803)

          Net cash used in financing
           activities..................... (1,917,637)   (2,231,998)   (1,753,636)

          Net change in cash..............         (1)            -          (360)

Cash, beginning of year...................     84,125        84,125        84,485

          CASH, END OF YEAR...............$    84,124   $    84,125   $    84,125



Supplemental disclosures of cash flow information:

                                               Year ended December 31,
                                          1997          1996          1995
    Cash paid for:
     Interest.............................$   267,888   $   269,788   $   274,795



















                    See accompanying notes to financial statements.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS




1.	Business Activity

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

         b. Mortgage Refinancing Costs, Amortization and Related Party
            Transactions:

            Mortgage refinancing costs include charges incurred in connection with the 1995 modification of the first mortgage (see Note 3b); such charges include $17,754 paid to the firm of Wien & Malkin LLP, a related party.

            Mortgage refinancing costs are being amortized ratably over the extended term of the first mortgage, from March 1, 1995 through June 1, 2000.

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

        Principal payments required to be made on long-term debt are as follows:
                    Year ending December 31,
            1998...............................  $   23,358
            1999...............................      25,650
            Through June 1, 2000...............   2,789,171
                                                 $2,838,179

        The real estate is pledged as collateral for the first mortgage.



4.	Related Party Transactions - Rent Income

        Rent income earned during the year ended December 31, 1997, 1996 and 1995, totaling $2,396,141, $2,727,634 and $2,238,033, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975 and October 1, 1984) with the Lessee, consisting of the following:

                                             Year ended December 31,
                                      1997         1996          1995

        Basic minimum annual rent...     $  317,157   $  317,157   $  331,691
        Primary overage rent........        752,000      752,000      752,000
        Secondary overage rent......      1,326,984    1,658,477    1,154,342

                                         $2,396,141   $2,727,634   $2,238,033

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



5.	Related Party Transactions - Supervisory Services

        Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1997, 1996 and 1995, totaling $190,708, $225,848 and $173,204, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.




6.	Related Party Transactions - Professional Fees

        Professional fees (including disbursements) during the year ended December 31, 1997, totaling $19,909, were paid to the firm of Wien & Malkin LLP, a related party.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)





7.	Number of Participants

        There were approximately 550 participants in the various joint ventures as at December 31, 1997, 1996 and 1995.




8.	Determination of Distributions to Participants

        Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.




9.	Distributions and Amount of Income per $5,000 Participation Unit

        Distributions and amount of income per $5,000 participation unit during the years 1997, 1996 and 1995, based on 720 participation units outstanding during each year, totaled $2,634, $3,073 and $2,415, respectively. All distributions consisted of income only.

        Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




10.	Concentration of Credit Risk

        The Company maintains cash balances in a bank and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1997 was completely insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1998.

                              250 WEST 57th ST. ASSOCIATES

                                    OMITTED SCHEDULES




	The following schedules have been omitted as not applicable in the present instance:


	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE IV  -  Mortgage loans on real estate.

                                                               SCHEDULE III

                              250 WEST 57th ST. ASSOCIATES

                       Real Estate and Accumulated Depreciation
                                    December 31, 1997



Column
  A       Description         Office building and land located at
                              250-264 West 57th Street, New York,
                              New York, known as the "Fisk
                              Building".

  B       Encumbrances Apple Bank for Savings
                   Balance at December 31, 1997.................. $2,838,179

  C       Initial cost to company
                    Land......................................... $2,117,435

                    Building..................................... $4,940,682

  D       Costs capitalized subsequent to acquisition
                    Improvements................................. $  937,791

                    Carrying costs............................... $  NONE

  E       Gross amount at which carried at
                     close of period
                        Land..................................... $2,117,435
                        Building and Improvements................  5,878,473

                        Total.................................... $7,995,908(a)

  F       Accumulated depreciation............................... $5,878,473(b)

  G       Date of construction                            1921

  H       Date acquired                                September 30, 1953

  I       Life on which depreciation in latest
                 income statements is computed          Not applicable


          (a) There have been no changes in the carrying value of real estate for the years ended December 31, 1997, December 31, 1996 and December
          31, 1995. The costs for federal income tax purposes are the same as for financial statement purposes.


		(b)	Accumulated depreciation
                  Balance at January 1, 1995                      $5,878,473
            	Depreciation:
               	  F/Y/E 12/31/95                     None
               	        12/31/96                     None
               	        12/31/97                     None            None
                  Balance at December 31, 1997                    $5,878,473










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


         Date:  April 15, 1998


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


         Date:  April 15, 1998













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

         10(a)     Net Lease between Registrant and Fisk Building
                   Associates dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration

         ______________________
         *    Page references are based on a sequential numbering system.








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

         13(a) Letter to Participants dated February 9, 1998 and supplementary financial reports for the fiscal year ended December 31, 1997. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

         13(b) Letter to Participants dated December 2, 1997 and supplementary financial reports for the lease year ended September 30, 1997. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

         27 Financial Data Schedule of Registrant for fiscal year ended December 31, 1997.



















