Form 10-Q
period 1998-03-31
250 WEST 57TH ST ASSOCIATES
filed 1998-06-01
CIK 100412

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

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
                                (Unaudited)

                                             For the Three Months
                                                Ended March 31,
                                             1998           1997
 Income:
   Basic rent, from a related
     party (Note B)                          $ 79,289       $ 79,289
   Advance of primary overage
     rent, from a related
     party (Note B)                           188,000        188,000
                                             --------       --------
      Total income                            267,289        267,289
                                             --------       --------

 Expenses:
   Interest on mortgage                        66,609         67,117
   Supervisory services, to a
     related party (Note C)                    15,000         15,000
   Amortization of mortgage
     refinancing costs                          1,957          1,957
                                             --------       --------
     Total expenses                            83,566         84,074
                                             --------       --------
 Net income                                  $183,723       $183,215
                                             ========       ========

 Earnings per $5,000 partici-
   pation unit, based on 720
   participation units out-
   standing during the year                  $ 255.17       $ 254.47
                                             ========       ========
 Distributions per $5,000 participation:

 Distributions per $5,000
   participation consisted of
   the following:
     Income                                  $ 250.00       $ 250.00
                                             ========       ========

     At March 31, 1996 and 1997, there were $3,600,000 of participations outstanding.






                                                                            3.
                          250 West 57th St. Associates
                            Condensed Balance Sheet
                                 (Unaudited)

                                          March 31, 1998   December 31, 1997
 Assets
 Current assets:
   Cash                                      $   84,124          $   84,124
                                             ----------          ----------
     Total current assets                        84,124              84,124
                                             ----------          ----------
 Real estate, at cost:
   Property situated at 250-264 West
     57th Street, New York, New York:
     Land                                     2,117,435           2,117,435
     Building                                 4,940,682           4,940,682
       Less: Accumulated depreciation         4,940,682           4,940,682
                                             ----------          ----------
                                                   -0-                 -0-
     Building improvements                      688,000             688,000
       Less: Accumulated depreciation           688,000             688,000
                                             ----------          ----------
                                                   -0-                 -0-
     Tenants' installations and
       improvements                             249,791             249,791
       Less: Accumulated amortization           249,791             249,791
                                             ----------          ----------
                                                   -0-                 -0-
 Other assets:
   Mortgage refinancing costs                    41,106              41,106
     Less: Accumulated amortization              24,142              22,184
                                             ----------          ----------
                                                 16,964              18,922
                                             ----------          ----------
       Total assets                          $2,218,523          $2,220,481
                                             ==========          ==========
 Liabilities and Capital
 Current liabilities:
   Accrued interest payable                  $   22,188          $   22,232
   First mortgage principal payments
     due within one year (Note B)                23,910              23,358
                                             ----------          ----------
       Total current liabilities                 46,098              45,590
 Long-term debt (Note B)                      2,808,632           2,814,821
 Capital (deficit) (See analysis, page 4):
   March 31, 1998                              (636,207)               -0-
   December 31, 1997                               -0-             (639,930)
                                             ----------          ----------
       Total liabilities and capital:
     March 31, 1998                          $2,218,523
     December 31, 1997                       ==========          $2,220,481
                                                                 ==========







                                                                          4.
                         250 West 57th St. Associates
                         Analysis of Capital (Deficit)
                                 (Unaudited)

                                           March 31, 1998   December 31, 1997
 Capital:
   January 1, 1998                            $ (639,930)
   January 1, 1997                                                $ (653,537)
     Add, Net income:
       January 1, 1998 through
         March 31, 1998                          183,723                -0-
       January 1, 1997 through
         December 31, 1997                          -0-            1,909,974
                                              ----------          ----------
                                                (456,207)          1,256,437

 Less, Distributions:
   Distribution, December 2, 1997
     of Secondary Overage Rent
     for the lease year ended
     September 30, 1997                             -0-            1,176,367
   Distributions January 1, 1998
     through March 31, 1998                      180,000                -0-
   Distributions, January 1, 1997
     through December 31, 1997                      -0-              720,000
                                              ----------          ----------
                                                 180,000           1,896,367
                                              ----------          ----------
 Capital (deficit):
   March 31, 1998                             $ (636,207)
   December 31, 1997                          ==========          $ (639,930)
                                                                  ==========






                                                                           5.
                          250 West 57th St. Associates
                      Condensed Statements of Cash Flows
                                  (Unaudited)

                                          January 1, 1998     January 1, 1997
                                              through             through
                                           March 31, 1998      March 31, 1997


 Cash flows from operating activities:
   Net income                                $   183,723         $   183,215
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                         1,957               1,957
   Change in accrued interest payable                (44)                (40)
                                             -----------         -----------
     Net cash provided by operating
       activities                                185,636             185,132
                                             -----------         -----------
 Cash flows from financing activities:
   Cash distributions                           (180,000)           (180,000)
   Principal payments on long-term debt           (5,636)             (5,132)
                                             -----------         -----------
     Net cash used in financing activities      (185,636)           (185,132)
                                             -----------         -----------
     Net increase (decrease) in cash                 -0-                  -0-

 Cash, beginning of period                        84,124              84,124
                                             -----------         -----------
 Cash, end of period                              84,124         $    84,124
                                             ===========         ===========

                                          January 1, 1998     January 1, 1997
                                              through             through
                                           March 31, 1998      March 31, 1997

   Cash paid for:
      Interest                                $    66,653        $    67,157
                                              ===========        ===========

         250 West 57th St. Associates                                    6.
         March 31, 1998



         NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

         Note A - Basis of Presentation

                   The accompanying unaudited condensed financial state-ments have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and foot-notes necessary for a fair presentation of financial position, results of operations and statement of cash flows in conformity with generally accepted accounting principles. The accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of the joint venturers in Registrant, necessary for a fair statement of the results for such interim periods. The joint venturers in Registrant believe that the accompanying unaudited condensed financial statements and the notes thereto fairly dis-close the financial condition and results of Registrant's opera-tions for the periods indicated and are adequate to make the information presented therein not misleading.

         Note B - Interim Period Reporting

                   The results for the interim period are not necessarily indicative of the results to be expected for a full year.

                   Registrant is a New York joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). As of April 15, 1998, Registrant's joint venturers are Peter L. Malkin and Anthony E. Malkin (the "Joint Venturers"), each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (the "Participants").

                   Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Peter L. Malkin is among its partners. In addition, he is also a member of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

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
         March 31, 1998



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

                   For the lease year ended September 30, 1997, Net Lessee reported net operating profit of $3,405,968 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,326,984 for the fiscal year ended September 30, 1997. The Secondary Overage Rent of $1,326,984 represents 50% of the excess of the net operating profit of $3,405,968 over $752,000. After payment of $19,909 for fees and expenses in connection with the August 6, 1997 Consent Solicitation Program and $130,708 to Counsel as an additional payment for supervisory services, the balance of $1,176,367 was distributed to the Participants on December 2, 1997.

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
         March 31, 1998



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

         Note C - Supervisory Services

                   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distribu-tions to Participants in any year in excess of the amount repre-senting a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1998, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

                   No remuneration was paid during the three month period ended March 31, 1998 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 1998.

                   The supervisory services provided to Registrant by Counsel include legal, administrative services and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

                   Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint

         250 West 57th St. Associates                                    9.
         March 31, 1998



         Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, one of the Joint Venturers, by reason of his respective partnership interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

                   As of April 15, 1998, the Joint Venturers owned of record and beneficially $18,333 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                   In addition, as of April 15, 1998, certain of the Joint Venturers in Registrant (or their respective spouses) held ad-ditional Participations as follows:

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations.

                   Anthony E. Malkin owned of record as trustee, but not beneficially $8,333 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.


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

                   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years.

         250 West 57th St. Associates                                   10.
         March 31, 1998



                   Registrant does not pay dividends. During the three month period ended March 31, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On December 2, 1997, Registrant made an additional distribution of $1,634 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel and expenses in connection with the Consent Solicitation program. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

                   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

              Total income remained the same for the three-month period ended March 31, 1998 as compared with the three-month period ended March 31, 1997. Total expenses decreased for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. Such decrease resulted from a decrease in interest expense on the Mortgage Loan.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1998, as compared with the three month period ended March 31, 1997.

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

                   Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from

         250 West 57th St. Associates                                   11.
         March 31, 1998



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

                                      Inflation

                   Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1997, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

                             PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings.

                   The Property of Registrant is the subject of the following pending litigation:

                   Wien & Malkin LLP, et al. v. Helmsley-Spear, Inc., et al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various part-nerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings.
         Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counter-claims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and proper-ties, including the Registrant's Lessee.

         250 West 57th St. Associates                                   12.
         March 31, 1998



         Item 6.   Exhibits and Reports on Form 8-K.

              (a)  The exhibits hereto are being incorporated by reference.

              (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

         250 West 57th St. Associates                                   13.
         March 31, 1998



                                     SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Joint Venturers in Registrant, pursuant to Powers of Attorney, dated March 29, 1996 and May 14, 1998 (collectively, the "Power").


         250 WEST 57TH ST. ASSOCIATES
         (Registrant)



         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  June 1, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  June 1, 1998










         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         250 West 57th St. Associates                                   14.
         March 31, 1998



                                    EXHIBIT INDEX



            Number                   Document                      Page*

            3(a) Registrant's Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant's Registration Statement on Form S-1 (the "Registration Statement"), is incorporated by reference as an exhibit hereto.


            24        Powers of Attorney dated March 29,
                      1996 and May 14, 1998 between Partners
                      in Registrant and Stanley Katzman and
                      Richard A. Shapiro.




























         ______________________
         *    Page references are based on sequential numbering system.