Form 10-Q/A
period 1998-03-31
250 WEST 57TH ST ASSOCIATES
filed 1998-06-03
CIK 100412

FORM 10-Q-A

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

              An Exhibit Index is located on Page 3 of this Report. Number of pages (including exhibits) in this filing:





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


         Date:  June 3, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date:  June 3, 1998










         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         250 West 57th St. Associates                                   3.
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


            24        Powers of Attorney dated March 29,
                      1996 and May 14, 1998 between Partners
                      in Registrant and Stanley Katzman and
                      Richard A. Shapiro.




























         ______________________
         *    Page references are based on sequential numbering system.