Form 10-Q
period 1998-06-30
250 WEST 57TH ST ASSOCIATES
filed 1998-08-14
CIK 100412

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

         (Mark One)

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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
                                 (Unaudited)

                                  For the Three Months     For the Six Months
                                      Ended June 30,          Ended June 30,
                                     1998       1997         1998       1997
   Income:
    Basic rent, from a related
      party (Note B)            $  79,289    $  79,289  $  158,579  $ 158,579
    Advance of primary overage
      rent, from a related
      party (Note B)              188,000      188,000     376,000    376,000
                                ---------    ---------  ---------- ----------
       Total income               267,289      267,289     534,579    534,579
                                ---------    ---------  ---------- ----------

   Expenses:
    Interest on mortgage           66,475       66,994     133,084    134,111
    Supervisory services, to
      a related party (Note C)     15,000       15,000      30,000     30,000
    Amortization of mortgage
      refinancing costs             1,957        1,957       3,915      3,915
                                ---------    ---------  ---------- ----------
      Total expenses               83,432       83,951     166,999    168,026
                                ---------    ---------  ---------- ----------
   Net income                   $ 183,857    $ 183,338  $  367,580 $  366,553
                                ==========   =========  ========== ==========

   Earnings per $5,000 parti-
     cipation unit, based on
     720 participation units
     out- standing during the
     year                       $  255.36   $   254.64  $   510.53 $   509.10
                                =========   ==========  ========== ==========

   Distributions per $5,000
     participation consisted
     of the following:

       Income                   $  250.00   $   250.00  $   500.00 $   500.00
                                =========   ==========  ========== ==========

         At June 30, 1998 and 1997, there were $3,600,000 of participations outstanding.






                                                                            3.

                          250 West 57th St. Associates
                             Condensed Balance Sheet
                                  (Unaudited)

                                          June 30, 1998     December 31, 1997
Assets
Current assets:
 Cash                                       $   84,125            $   84,124
                                             ---------            ----------
     Total current assets                       84,125                84,124
                                             ---------            ----------
Real estate, at cost:
 Property situated at 250-264 West
   57th Street, New York, New York:
   Land                                      2,117,435             2,117,435
   Building                                  4,940,682             4,940,682
     Less: Accumulated depreciation          4,940,682             4,940,682
                                            ----------            ----------
                                                  -0-                   -0-
   Building improvements                       688,000               688,000
     Less: Accumulated depreciation            688,000               688,000
                                            ----------            ----------
                                                  -0-                   -0-
   Tenants' installations and
     improvements                              249,791               249,791
     Less: Accumulated amortization            249,791               249,791
                                            ----------            ----------
                                                  -0-                   -0-
Other assets:
 Mortgage refinancing costs                     41,106                41,106
   Less: Accumulated amortization               26,099                22,184
                                            ----------            ----------
                                                15,007                18,922
                                            ----------            ----------
     Total assets                           $2,216,567            $2,220,481
                                            ==========            ==========
Liabilities and Capital
Current liabilities:
 Accrued interest payable                   $   22,143            $   22,232
  First mortgage principal payments
   due within one year (Note B)                 24,478                23,358
                                            ----------            ----------
     Total current liabilities                  46,621                45,590

Long-term debt (Note B)                      2,802,296             2,814,821

Capital (deficit) (See analysis,
 page 4):
 June 30, 1998                                (632,350)                 -0-
  December 31, 1997                               -0-               (639,930)
                                            ----------            ----------
     Total liabilities and capital:
   June 30, 1998                            $2,216,567
   December 31, 1997                        ==========            $ 2,220,481
                                                                  ===========






                                                                           4.


                          250 West 57th St. Associates
                          Analysis of Capital (Deficit)
                                  (Unaudited)


                                   June 30, 1998      December 31, 1997
Capital deficit:

 January 1, 1998                    $ (639,930)
 January 1, 1997                                           $ (653,537)
   Add, Net income:
     January 1, 1998 through
       June 30, 1998                   367,580                   -0-
     January 1, 1997 through
       December 31, 1997                  -0-               1,909,974
                                    ----------             ----------
                                      (272,350)             1,256,437

Less, Distributions:
 Distribution, December 2, 1997
   of Secondary Overage Rent
   for the lease year ended
   September 30, 1997                    -0-                1,176,367
 Distributions January 1, 1998
   through June 30, 1998               360,000                   -0-
 Distributions, January 1, 1997
   through December 31, 1997              -0-                 720,000
                                    ----------             ----------
                                       360,000              1,896,367
                                    ----------             ----------
Capital (deficit):
 June 30, 1998                      $ (632,350)
 December 31, 1997                  ==========             $ (639,930)
                                                           ==========






                                                                            5.


                          250 West 57th St. Associates
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                         January 1, 1998     January 1, 1997
                                             through             through
                                           June 30, 1998       June 30, 1997

Cash flows from operating activities:
  Net income                                $   367,580        $   366,553
  Adjustments to reconcile net income
    to cash provided by operating
    activities:
  Amortization of mortgage refinancing
    costs                                         3,915              3,915
  Change in accrued interest payable                (89)               (81)
                                            -----------        -----------
    Net cash provided by operating
      activities                                371,406            370,387

Cash flows from financing activities:
  Cash distributions                           (360,000)          (360,000)
  Principal payments on long-term debt          (11,405)           (10,387)
                                            -----------        -----------
    Net cash used in financing activities      (371,405)          (370,387)
                                            -----------        -----------
    Net increase (decrease) in cash                   1               -0-


Cash, beginning of period                        84,124             84,125
                                            -----------        -----------
Cash, end of period                         $    84,125        $    84,125
                                            ===========        ===========

                                         January 1, 1998   January 1, 1997
                                             through           through
                                           June 30, 1998     June 30, 1997

  Cash paid for:
     Interest                               $   133,173       $   134,193
                                            ===========       ===========

         250 West 57th St. Associates                                    6.
         June 30, 1998







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
         June 30, 1998



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
         June 30, 1998



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

         Note C - Supervisory Services

                   Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distribu-tions to Participants in any year in excess of the amount repre-senting a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1998, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

                   No remuneration was paid during the six month period ended June 30, 1998 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $20,000 of the Basic Payment and $10,000 on account of the Additional Payment for the six month period ended June 30, 1998.

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
         June 30, 1998



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

                   As of June 30, 1998, the Joint Venturers owned of record and beneficially $18,333 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                   In addition, as of June 30, 1998, certain of the Joint Venturers in Registrant (or their respective spouses) held ad-ditional Participations as follows:

                   Isabel Malkin, the wife of Peter L. Malkin, owned of record and beneficially $70,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

                   Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.


         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

                   Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

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
         June 30, 1998



                   Registrant does not pay dividends. During the six month period ended June 30, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On December 2, 1997, Registrant made an additional distribution of $1,634 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel and expenses in connection with the Consent Solicitation program. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

                   The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

              Total income remained the same for the six-month period ended June 30, 1998 as compared with the six-month period ended June 30, 1997. Total expenses decreased for the six month period ended June 30, 1998 as compared to the six month period ended June 30, 1997. Such decrease resulted from a decrease in interest expense on the Mortgage Loan.

                           Liquidity and Capital Resources

                   There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1998, as compared with the six month period ended June 30, 1997.

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
         June 30, 1998



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
         June 30, 1998



         Item 6.   Exhibits and Reports on Form 8-K.

              (a)  The exhibits hereto are being incorporated by reference.

              (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

         250 West 57th St. Associates                                   13.
         June 30, 1998



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


         Date: August 14, 1998


                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


         By /s/ Stanley Katzman
            Stanley Katzman, Attorney-in-Fact*


         Date: August 14, 1998










         ______________________
            * Mr. Katzman supervises accounting functions for Registrant.

         250 West 57th St. Associates                                   14.
         June 30, 1998



                                    EXHIBIT INDEX



            Number                   Document                      Page*

            3(a) Registrant's Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant's Registration Statement on Form S-1 (the "Registration Statement"), is incorporated by reference as an exhibit hereto.


            24        Powers of Attorney dated March 29,
                      1996 and May 14, 1998 between Partners
                      in Registrant and Stanley Katzman and
                      Richard A. Shapiro, which was filed as
                      Exhibit 24 to Registrant's 10-Q for
                      the quarter ended March 31, 1998 and
                      is incorporated by reference as an
                      exhibit hereto.

























         ______________________
         *    Page references are based on sequential numbering system.