Form 10-Q
period 1998-09-30
250 WEST 57TH ST ASSOCIATES
filed 1998-11-17
CIK 100412

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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



                             PART I.  FINANCIAL INFORMATION

                              250 West 57th St. Associates
                               Condensed Income Statement
                                      (Unaudited)
    Item 1.  Financial Statements.

                                 For the Three Months        For the Nine Months
                                 Ended September 30,         Ended September 30,
                                   1998          1997          1998       1997
Income:
  Basic rent, from a
   related party (Note B)      $  79,289    $   79,289    $  237,868  $  237,868
  Advance of primary
   overage rent, from a
   related party (Note B)        188,000       188,000       564,000     564,000
  Secondary Overage Rent,
   from a related party
   (Note B)                    2,282,064     1,326,984     2,282,064   1,326,984
                              ----------    ----------    ----------  ----------
             Total income      2,549,353     1,594,273     3,083,932   2,128,852
                              ----------    ----------    ----------  ----------
Expenses:
  Interest on mortgage            66,337        66,869       199,421     200,980
  Supervisory services, to a
   related party (Note C)        243,206       145,708       273,206     175,708
  Amortization of mortgage
   refinancing costs               1,957         1,957         5,872       5,872
        Fees and Expenses            -0-        19,909          -0-       19,909
                              ----------    ----------    ----------  ----------
           Total expenses        311,500       234,443       478,499     402,469
                              ----------    ----------    ----------  ----------
Net Income                    $2,237,853    $1,359,830    $2,605,433  $1,726,383
                              ==========    ==========    ==========  ==========
Earnings per $5,000
	participation unit,
	based on 720 participation
	units outstanding
        during the year      $ 3,108.13    $ 1,888.65    $ 3,618.66  $ 2,397.75
                             ==========    ==========    ==========  ==========
	Distributions per $5,000
	  participation consisted
	  of the following:
        Income               $ 3,108.13    $ 1,888.65    $ 3,618.66  $ 2,397.75
	Increase (Decrease) in
          capital deficit     (2,858.13)    (1,638.65)    (2,868.66)  (1,647.75)
					    ----------	  ----------	----------  ----------
       Total distribution    $   250.00    $   250.00    $   750.00  $   750.00
                             ==========    ==========    ==========  ==========

At September 30, 1998 and 1997, there were $3,6000,000 of participations outstanding.

                                250 West 57th St. Associates
                                  Condensed Balance Sheet
                                        (Unaudited)

Assets				  September 30, 1998    December 31, 1997
Current assets:
  Cash                                   $   84,124              $    84,124
  Rent receivable, from Fisk
   Building Associates, a
   related party (Note B)                 2,282,064                      -0-
                                         ----------              -----------
  Total current assets                    2,366,188                   84,124
                                         ==========              ===========
Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land:                                  2,117,435                2,117,435
   Building:                              4,940,682                4,940,682
    Less: Accumulated depreciation        4,940,682                4,940,682
                                          ---------              -----------
                                                -0-                      -0-

   Building improvements:                   688,000                  688,000
    Less: Accumulated depreciation          688,000                  688,000
                                         ----------              -----------
                                                -0-                      -0-
   Tenants' installations and
    improvements                            249,791                  249,791
    Less: Accumulated amortization          249,791                  249,791
                                         ----------              -----------
                                                -0-                      -0-
Other assets:
   Mortgage refinancing costs                41,106                   41,106
    Less: Accumulated amortization           28,056                   22,184
                                         ----------              -----------
                                             13,050                   18,922
                                         ----------              -----------
        Total assets                     $4,496,673              $ 2,220,481
                                         ==========              ===========
Liabilities and Capital
Current liabilities:
   Accrued interest payable              $   22,097              $    22,232
   Accrued Supervisory Services,
    to a related party (Note C)          $  228,206              $       -0-
   First mortgage principal payments
    due within one year (Note B)         $   25,057              $    23,358
                                         ----------              -----------
        Total current liabilities           275,360                   45,590
Long-term debt (Note B)                   2,795,810                2,814,821
Capital (See analysis, page 4):
   September 30, 1998                     1,425,503                      -0-
   December 31, 1997                            -0-                 (639,930)
                                         ----------              -----------
	Total liabilities and capital:
   September 30, 1998                     4,496,673
   December 31, 1997                     ==========                2,220,481
                                                                  ==========


                                250 West 57th St. Associates
                                    Analysis of Capital
                                        (Unaudited)


					  September 30, 1998    December 31, 1997
Capital:
  January 1, 1998                           $ (639,930)
  January 1, 1997                                                   (653,537)
    Add, Net income:
	January 1, 1998 through
          September 30, 1998                 2,605,433                    -0-
	January 1, 1997 through
          December 31, 1997                         -0-            1,909,974
                                            ----------            -----------
                                             1,965,503             1,256,437

Less Distributions:
  Distribution, December 2, 1997
   of Secondary Overage Rent for
   the lease year ended
   September 30, 1997                               -0-            1,176,367
  Distributions January 1, 1998
   through September 30, 1998                  540,000                    -0-
  Distributions January 1, 1997
   through December 31, 1997                        -0-              720,000
                                            ----------              -----------
                                               540,000             1,896,367
                                            ----------              -----------

Capital:
  September 30, 1998                         1,425,503
  December 31, 1997                         ==========           $  (639,930)
										===========

                                250 West 57th St. Associates
                             Condensed Statement of Cash Flows
                                        (Unaudited)
                                      January 1, 1998       January 1, 1997
                                         through                 through
                                   September 30, 1998        September 30, 1997

Cash flows from operating activities:
   Net income                              $ 2,605,433            $1,726,383
   Adjustments to reconcile net
	income to cash provided by
	operating activities:
   Amortization of mortgage
        refinancing costs                        5,872                 5,872
   Change in accrued interest payable             (135)                 (124)
   Change in accrued expenses                  228,206               150,617
   Change in additional rent due            (2,282,064)           (1,326,984)
                                           -----------            ----------
	Net cash provided by operating
          activities                           557,312               555,764
                                           -----------            ----------

Cash flows from financing activities:
   Cash distributions                         (540,000)           (540,000)
   Principal payments on long-term debt        (17,312)              (15,764)
                                          ------------            ----------
	Net cash used in financing
          activities                          (557,312)             (555,764)
                                          ------------            ----------
        Net increase (decrease) in cash             -0-                   -0-

Cash, beginning of period                       84,124              84,124
                                          ------------            ----------
Cash, end of period                       $     84,124            $   84,124
                                          ============            ==========

                                          January 1, 1998      January 1, 1997
                                             through               through
                                        September 30, 1998   September 30, 1997

Cash paid for:
Interest                                  $    199,556            $  201,104
                                          ============            ==========

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

		For the lease year ended September 30, 1998, Net Lessee reported net operating profit of $5,316,128 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,282,064 for the fiscal year ended September 30, 1998. The Secondary Overage Rent of $2,282,064 represents 50% of the excess of the net operating profit of $5,316,128 over $752,000. After payment of $228,206 to Counsel as an additional payment for supervisory services, the balance of $2,053,858 will be distributed to the Participants on November 30, 1998.

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

Note C - Supervisory Services

		Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1998, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

		No remuneration was paid during the nine month period ended September 30, 1998 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $30,000 of the Basic Payment and $15,000 on account of the Additional Payment for the nine month period ended September 30, 1998.

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

		As of September 30, 1998, the Joint Venturers owned of record and beneficially $18,333 of Participations, representing less than 1% of the currently outstanding Participations in Registrant.

                In addition, as of September 30, 1998, certain of the Joint Venturers in Registrant (or their respective spouses) held additional Participations as follows:

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

		Registrant does not pay dividends. During the nine month period ended September 30, 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1998, Registrant will make an additional distribution of $2,853 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three and nine month periods ended September 30, 1998, as compared with the three and nine month periods ended September 30, 1997. Such increase was the result of an increase in the Secondary Overage Rent payable by the Net Lessee for the lease year ended September 30, 1998, as compared with the lease year ended September 30, 1997.

Total expenses increased for the three and nine month periods ended September 30, 1998, as compared to the three and nine month periods ended September 30, 1997. Such increase was mainly attributable to an increase in the Additional Payment being made to Counsel based on the Secondary Overage Rent payable for the lease ended September 30, 1998.

                          Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1998, as compared with the nine month period ended September 30, 1997.

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

        (b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

                                 SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Joint Venturers in Registrant, pursuant to Powers of Attorney, dated March 29, 1996 and May 14, 1998 (the "Power").


250 WEST 57TH ST. ASSOCIATES
(Registrant)



By: /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November		, 1998


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By: /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November		, 1998

















_______________________________
* Mr. Katzman supervises accounting functions for Registrant.

                                EXHIBIT INDEX



Number				   Document   				Page*

3(a)			Registrant's Joint Venture Agreement,
                        dated May 25, 1953, which was filed as
                        Exhibit No. 3(a) to Registrant's
                        Registration Statement on Form S-1 (the
                        "Registration Statement"), is
                        incorporated by reference as an exhibit
                        hereto.


24			Powers of Attorney dated March 29, 1996
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























_______________________________
* Page references are based on sequential numbering system.