Form 10-Q/A
period 1998-09-30
250 WEST 57TH ST ASSOCIATES
filed 1999-04-01
CIK 100412

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-
        ments for the past 90 days. Yes [ X ].  No [   ] .


        An Exhibit Index is located on Page 6 of this Report. Number of pages (including exhibits) in this filing: 8




        PART I.  FINANCIAL INFORMATION

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

		The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

            Total income increased for the three and nine month periods ended September 30, 1998, as compared with the three and nine month periods ended September 30, 1997. Such increase was the result of an increase in the Secondary Overage Rent payable by the Net Lessee for the lease year ended September 30, 1998, as compared with the lease year ended September 30, 1997

            Total expenses increased for the three and nine month periods ended September 30, 1998, as compared to the three and nine month periods ended September 30, 1997. Such increase was mainly attributable to an increase in the Additional Payment being made to Counsel based on the Secondary Overage Rent payable for the lease ended September 30, 1998.

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

        Year 2000 Issues

		Pursuant to SEC Release No. 33-7558, the Securities and Exchange Commission ("SEC") has instructed registrants to make suitable disclosure regarding year 2000 readiness. Accordingly, Registrant reports the following:

        Registrant receives base and overage rent from Sublessee, for which Helmsley-Spear, Inc. manages the property as Sublessee's managing and leasing agent. Registrant's supervisor, Wien & Malkin LLP, has requested the managing agent to provide information related to its Year 2000 readiness. However, this information has not yet been provided by the managing agent. Registrant will continue to seek information related to Year 2000 readiness from the managing agent.

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


        Date: March 31, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


        By /s/ Stanley Katzman
               Stanley Katzman, Attorney-in-Fact*


        Date: March 31, 1999












        _______________________________
        * Mr. Katzman supervises accounting functions for Registrant.

        EXHIBIT INDEX

        Number         Document                             Page*


	3(a)	Registrant's Joint Venture Agreement,
		dated May 25, 1953, which was filed as
		Exhibit No. 3(a) to Registrant's
		Registration Statement on Form S-1 (the
		"Registration Statement"), is incorpo-
		rated by reference as an exhibit hereto.

        3 (b) Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant effective as of April 15, 1998.

        24      Power of Attorney dated March 29, 1996 and
                May 14, 1998 between Partners in
                Registrant and Stanley Katzman and Richard
                A. Shapiro, which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended
                March 31, 1998 and is incorporated by
                reference as an exhibit hereto.
























        _______________________________
        * Page references are based on sequential numbering system.

                                                           EXHIBIT 3(b)


                        AMENDED BUSINESS CERTIFICATE


                The undersigned hereby certify that a certificate of business under the assumed name

        250 WEST 57TH ST. ASSOCIATES

        for the conduct of business at 60 East 42nd Street, New York, New York, was filed in the office of the County Clerk New York County, State of New York, on the 11th day of June, 1953, under index number 6981/53; that the last amended certificate was filed on the 9th day of May, 1997 in the office of said County Clerk under index number 6981/53.

                It is hereby further certified that this amended certificate is made for the purposes of more accurately setting forth the facts recited in the original certificate or the last amended certificate and to set forth the following changes in such facts;*

        STANLEY KATZMAN, formerly of 75-18 193 Street, Flushing, New York 11366, now residing at 30 East 62nd Street, New York, New York 10021, has been succeeded as a member of 250 West 57th St. Associates by ANTHONY E. MALKIN, residing at 107 Doubling Road, Greenwich, Connecticut 06830.



        The members of 250 West 57th St. Associates now consist of:

        Peter L. Malkin and Anthony E. Malkin.



	In Witness Whereof, the undersigned have as of the 15th day of April, 1998 made and signed this certificate.



        s/s     Anthony E. Malkin               s/s     Stanley Katzman
                ANTHONY E. MALKIN                       STANLEY KATZMAN


        s/s     Peter L. Malkin
                PETER L. MALKIN

        State of New York, County of New York       ss.:

                On this 29th day of June, 1998, before me personally appeared STANLEY KATZMAN, ANTHONY E. MALKIN and PETER L. MALKIN, to me known and known to me to be the individuals described in and who executed the foregoing certificate, and they thereupon duly acknowledged to me that they executed the same.



						s/s	Notary Public
							NOTARY PUBLIC