Form 10-K
period 1998-12-31
250 WEST 57TH ST ASSOCIATES
filed 1999-04-16
CIK 100412

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

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
    Number of pages (including exhibits) in this filing: 49


                                PART I


        Item 1.  Business.

		(a)	General

		Registrant is a joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land thereunder (the "Property"). Registrant's joint venturers are Peter L. Malkin and Anthony E. Malkin (individually, a "Joint Venturer" and, collectively, the "Joint Venturers") each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

		Registrant leases the Property to Fisk Building
        Associates (the "Net Lessee"), a partnership, under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a partnership in which Mr. Peter L. Malkin is one of the Partners. In addition, one of the Joint Venturers is also a member of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and the Net Lessee ("Counsel"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

		As of December 31, 1998, the Building was approximately 99.32% occupied by approximately 325 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

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

		For the lease year ended September 30, 1998, Net Lessee reported net operating profit of $5,316,127 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,282,064 for the fiscal year ended September 30, 1998. The Secondary Overage Rent of $2,282,064 represents 50% of the excess of the net operating profit of $5,316,127 over $752,000. After the payment of $2,469 for fees and expenses in connection with the August 6, 1997 Consent Solicitation Program and $227,959 to Counsel as an additional payment for supervisory services, the balance of $2,051,636 was distributed to the Participants on November 30, 1998.

		Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
        30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 1998, 1997 and 1996.

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

		The average annual base rental rate payable to Net
        Lessee for leases being done at this time is $29.53 per square foot (exclusive of electricity charges and escalation). Regis-trant has been advised that the currently offered average rental rate is approximately $40 per square foot at one neighboring office building located at 1775 Broadway (across 57th Street). A building located at 1780 Broadway, which contains 12 stories and provides no rear or side window exposure (due to its location in the middle of the block), offers space at approximately $25 per square foot. 1776 Broadway, a building which contains 25 stories and offers approximately the same grade facilities as the Building, currently offers a rental rate averaging approximately $34 per square foot.

		In the overall rental market for commercial space in Manhattan, rents range from approximately $51 per square foot on Fifth Avenue to approximately $25 per square foot in less-developed industrial and/or commercial areas.

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


        Item 2.  Properties.

		As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by the Mortgage Loan which, at December 31, 1998, had an unpaid principal balance of $2,814,822. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

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

        Item 4. Submission of Matters to a Vote of Participants.

		No matters were submitted to the participants during the last quarter of the period covered by this report.

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

		(a)	The Participations neither are traded on an
        established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was
        advised of 40 transfers of Participations during 1998.   In two
        instances, the indicated purchase price was equal to approximately
        2.3 times the face amount of the Participation transferred, i.e., $11,300 for a $5,000 Participation. In three instances, the indicated purchase price was equal to three times the face amount of the Participation transferred, i.e., $15,000 for a $5,000 Participation. In all other cases, no consideration was indicated.

		(b)	As of December 31, 1998, there were 563 holders of
        Participations of record.

		(c)	Registrant does not pay dividends.  During the
        years ended December 31, 1998 and 1997, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 1998 and December 2, 1997, Registrant made additional distributions for each $5,000 Participation of $2,849 and $1,634, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

        [SELECTED FINANCIAL DATA]



Item 6.

                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA


                                                   Year ended December 31,
                              1998       1997       1996       1995       1994


Basic minimum annual rent
 income...................$  317,157 $  317,157 $  317,157 $  331,691 $  321,486
Primary overage rent
 income...................   752,000    752,000    752,000    752,000    752,000
Secondary overage rent
 income................... 2,282,064  1,326,984  1,658,477  1,154,342  1,367,772

   Total revenue.... .....$3,351,221 $2,396,141 $2,727,634 $2,238,033 $2,441,258

Net income........... ....$2,787,347 $1,909,974 $2,224,320 $1,781,573 $1,944,494

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year.....................$    3,871 $    2,653 $    3,089 $    2,474 $    2,701


Total assets..............$2,212,651* $2,220,481 $2,228,311 $2,236,141$2,209,164


Long-term obligations.....$2,789,171 $2,814,821 $2,838,179 $2,859,449 $2,877,271

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income.................$    3,850 $    2,634 $    3,073 $    2,415 $    2,701
   Return of capital......      -          -          -          -             9

   Total distributions....$    3,850 $    2,634 $    3,073 $    2,415 $    2,710

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

		Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years. The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

        (a) Total income increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. The increase resulted from an increase in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1998 as compared with the lease year ended September 30, 1997. See Note 4 of the Notes. Total income decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. The decrease resulted from a decrease in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1997 as compared with the lease year ended September 30, 1996. See Note 4 of the
        Notes.

        (b) Total expenses increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. The increase was the result of an increase in supervisory service expense. See Notes 2b, 3a and 5 of the Notes. Total expenses decreased for the year ended December 31, 1997 as compared with the year ended December 31, 1996. The decrease was the result of a decrease in supervisory service expense and a decrease in interest on the Mortgage Loan. See Notes
        2b, 3a and 5 of the Notes.

        Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the year ended December 31, 1998 as compared with the year ended December 31, 1997.

		Based on the current net profit from the Building and current trends in the geographic area in which the Property is located, the value of the Property is estimated to be in excess of the amount of the Mortgage Loan balance at December 31, 1998. Consequently, there are no material changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures from its own resources while the Net Lease is in effect.

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

                                PART III

        Item 10.        Directors and Executive Officers of the Registrant.

		Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Joint Venturer in Registrant. The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 1998 the following: name, age, nature of any family relationship with any other Joint Venturer, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:

                                                                   Date
                                                   Principal       Individual
                           Nature of               Occupation      became
                           Family     Business     and             Joint
        Name    Age     Relationship  Experience   Employment      Venturer

Peter L. Malkin 65      Father of     Attorney-at-Law; Senior Partner  1982
                        Anthony E.    Real Estate      Wien & Malkin
                        Malkin                         LLP

Anthony E. Malkin  36    Son of        President       President of    1998
                         Peter L.      of real estate  W&M Properties,
                         Malkin        management      Inc.
                                       company

		As stated in Item 1 hereof, one of the Joint Venturers is a member of Counsel. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Counsel and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

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

        Anthony E. Malkin is a general partner in 60 East 42nd
        St. Associates.

        Item 11.  Executive Compensation.

		As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

		No remuneration was paid during the fiscal year ended December 31, 1998 by Registrant to any of the Joint Venturers as such. Registrant pays Counsel, for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 1998, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Counsel $287,959 during the fiscal year ended December 31, 1998. Registrant also paid professional fees in the amount of $2,469 in connection with the consent solicitation program to Counsel. See Item 4. The supervisory services provided to Registrant by Counsel include legal, administrative and financial services. The legal and administrative services include acting as general counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Counsel also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


        Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management.

		(a)	Registrant has no voting securities.  See Item 5
        hereof. At December 31, 1998, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

		(b)	At December 31, 1998, the Joint Venturers (see Item
        10 hereof) beneficially owned, directly or indirectly, the following Participations in Registrant:

                           Name & Address   Amount of
                           of Beneficial    Beneficial      Percent
        Title of Class         Owners       Ownership       of Class

        Participations    Peter L. Malkin   $18,333.34      .5093%
        in Joint Venture  60 East 42nd Street
        Interests         New York, NY 10165

		At such date, certain of the Partners (or their respective spouses) held additional Participations as follows:

	Anthony E. Malkin owned of record as co-trustee an aggregate of $8,333 of Participations. Mr. Anthony E.
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
        Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. As a consequence of one of the two Joint Venturers being a partner in Net Lessee and one of the two Joint Venturers being a member of Counsel (which represents Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

		Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Joint Venturer in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, Mr. Peter L. Malkin, by reason of his respective partnership interest in Counsel, is entitled to receive his pro rata share of any legal fees or other remuneration paid to Counsel for professional services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

		Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Counsel of which one of the Joint Venturers is a member. The respective interest of the Joint Venturers in any remuneration paid or given by Registrant to Counsel arose and arises solely from the ownership of his respective partnership interest therein. See
        Item 11 hereof for a description of the remuneration arrangements between Registrant and Counsel relating to supervisory services provided by Counsel.

			(b)	Reference is made to Paragraph (a) above.

			(c)	Not applicable.

			(d)	Not applicable.

        PART IV

        Item 14.        Exhibits, Financial Statement Schedules and
        Reports on Form 8-K.

		(a)(1)  Financial Statements:

        Consent of Jacobs Evall & Blumenfeld LLP, Certified
        Public Accountants, dated January 31, 1999.

        Accountant's Report of Jacobs Evall & Blumenfeld LLP,
        Certified Public Accountants, dated January 29, 1999.

        Balance Sheets at December 31, 1998 and at December 31,
        1997 (Exhibit A).

        Statements of Income for the fiscal years ended December
        31, 1998, 1997 and 1996 (Exhibit B).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-1).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-2).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1996 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 1998, 1997 and 1996 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended
        December 31, 1998, 1997 and 1996.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December 31,
        1998 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

        [LETTERHEARD OF
         JACOBS EVALL & BLUMENFELD LLP
         CERTIFIED PUBLIC ACCOUNTANTS]




                INDEPENDENT ACCOUNTANTS' REPORT



        To the participants in 250 West 57th St. Associates
        (a Joint Venture)
        New York, N. Y.


        We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 1998 and 1997, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1998, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.



                       Jacobs Evall & Blumenfeld LLP
                       Certified Public Accountants


        New York, N. Y.
        January 29, 1999

                           January 31, 1999



        250 West 57th St. Associates
        New York, N.Y.

        We consent to the use of our independent accountants' report dated January 29, 1999, covering our audits of the accompanying financial statements of 250 West 57th St.
        Associates in connection with and as part of your December 31, 1998 annual report (Form 10-K) to the Securities and Exchange Commission.


                       Jacobs Evall & Blumenfeld LLP
                       Certified Public Accountants

                                                                      EXHIBIT A
                         250 WEST 57th ST. ASSOCIATES

                                BALANCE SHEETS

                                  A S S E T S

                                                     December 31,
                                                1998           1997
Current Assets:
  Cash in Fleet Bank...................          $   24,124          $    24,124
  Cash in distribution account held by
     Wien & Malkin LLP (Note 10)......               60,000               60,000
          TOTAL CURRENT ASSETS........               84,124               84,124
Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2a and 3):
     Land.............................            2,117,435            2,117,435
     Building......................... $4,940,682           $4,940,682
       Less: Accumulated depreciation.  4,940,682        -   4,940,682        -
     Building improvements............    688,000              688,000
       Less: Accumulated depreciation.    688,000        -     688,000        -
     Tenants' installations and
      improvements....................    249,791              249,791
        Less: Accumulated depreciation    249,791        -     249,791        -

Other Assets:
  Mortgage refinancing costs (Note 2b)     41,106               41,106
    Less: Accumulated amortization....     30,014               22,184
                                                      11,092              18,922

          TOTAL ASSETS..................          $2,212,651          $2,220,481



                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued interest payable...........             $   22,049          $   22,232
  Principal payments of first mortgage
   payable within one year (Note 3)...                25,650              23,358
          TOTAL CURRENT LIABILITIES....               47,699              45,590

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First mortgage payable (Note 3)..   $2,814,821          $2,838,179
      Less: Current installments shown
       above.........................       25,650              23,358
                                                   2,789,171           2,814,821

          TOTAL LIABILITIES..........              2,836,870           2,860,411

Partners' Capital Deficit (Exhibit C).              (624,219)          (639,930)
          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT..            $2,212,651          $2,220,481





	See accompanying notes to financial statements.

                                                                   EXHIBIT B

                             250 WEST 57th ST. ASSOCIATES

                                 STATEMENTS OF INCOME




                                                Year ended December 31,
                                       1998              1997            1996
                                                    <C

Revenues:

  Rent income, from a
   related party (Note 4).......    $3,351,221       $2,396,141      $2,727,634


Expenses:

  Interest on mortgage
   (Note 3).....................       265,616          267,721         269,636

  Supervisory services, to
   a related party (Note 5).....       287,959          190,708         225,848

  Professional fees, to a
   related party (Note 6).......         2,469           19,909            -

  Amortization of mortgage
   refinancing costs (Note 2b)..         7,830            7,829          7,830

                                       563,874          486,167        503,314

          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 9).....    $2,787,347       $1,909,974     $2,224,320


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year...........................    $    3,871       $    2,653     $    3,089



















	See accompanying notes to financial statements.

                                                                    EXHIBIT C-1
                            250 WEST 57th ST. ASSOCIATES

                      STATEMENT OF PARTNERS' CAPITAL DEFICIT
                           YEAR ENDED DECEMBER 31, 1998

                        Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                     January 1, 1998  netincome  Distributions December 31, 1998

Anthony E. Malkin
 Joint Venture #1
 (formerly Stanley Katzman
  Joint Venture #1)....  $ (63,993)    $  278,735   $  277,164      $ (62,422)

Anthony E. Malkin
 Joint Venture #2
 (formerly Stanley Katzman
  Joint Venture #2)....    (63,993)       278,735      277,164        (62,422)

Anthony E. Malkin
 Joint Venture #3
 (formerly Stanley Katzman
  Joint Venture #3)....    (63,993)       278,735      277,164        (62,422)

Anthony E. Malkin
 Joint Venture #4
 (formerly Stanley Katzman
  Joint Venture #4)....    (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #1......    (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #2......    (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #3......    (63,993)       278,735      277,163        (62,421)

Peter L. Malkin
 Joint Venture #4.......   (63,993)       278,734      277,163        (62,422)

Peter L. Malkin
 Joint Venture #5.......   (63,993)       278,734      277,163        (62,422)

Peter L. Malkin
 Joint Venture #6.......   (63,993)       278,734      277,163        (62,422)

                         $(639,930)    $2,787,347   $2,771,636      $(624,219)









	See accompanying notes to financial statements.

                                                                     EXHIBIT C-2
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1997


                        Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                     January 1, 1997  net income Distributions December 31, 1997

Stanley Katzman
 Joint Venture #1.....    (65,354)       190,998      189,637        (63,993)


Stanley Katzman
 Joint Venture #2......   (65,354)       190,997      189,636        (63,993)


Stanley Katzman
 Joint Venture #3......   (65,353)       190,997      189,637        (63,993)


Stanley Katzman
 Joint Venture #4......   (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
  Joint Venture #1.....   (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
 Joint Venture #2......   (65,353)       190,997      189,637        (63,993)


Peter L. Malkin
 Joint Venture #3
 (formerly
  Ralph W. Felsten
  Joint Venture #1)....   (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #4
 (formerly
  Ralph W. Felsten
  Joint Venture #2)....   (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #5
 (formerly
  Ralph W. Felsten
  Joint Venture #3)....   (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #6
 (formerly
  Ralph W. Felsten
  Joint Venture #4)....   (65,353)       190,997      189,637        (63,993)

                        $(653,537)    $1,909,974   $1,896,367      $(639,930)

	See accompanying notes to financial statements.

                                                                   EXHIBIT C-3
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1996

                        Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                     January 1, 1996  net income Distributions December 31, 1996


Ralph W. Felsten
 Joint Venture #1...     $ (66,523)    $  222,432   $  221,263      $ (65,354)


Ralph W. Felsten
 Joint Venture #2...       (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #3.....     (66,523)       222,432      221,263        (65,354)


Ralph W. Felsten
 Joint Venture #4.....     (66,523)       222,432      221,262        (65,353)


Stanley Katzman
 Joint Venture #1.....     (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #2.....     (66,523)       222,432      221,263        (65,354)


Stanley Katzman
 Joint Venture #3.....     (66,522)       222,432      221,263        (65,353)


Stanley Katzman
 Joint Venture #4.....     (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #1.....     (66,523)       222,432      221,263        (65,354)


Peter L. Malkin
 Joint Venture #2.....     (66,522)       222,432      221,263        (65,353)

                         $(665,228)    $2,224,320   $2,212,629      $(653,537)










	See accompanying notes to financial statements.

                                                                   EXHIBIT D
                         250 WEST 57th ST. ASSOCIATES

                           STATEMENTS OF CASH FLOWS


                                            Year ended December 31,
                                        1998           1997          1996

Cash flows from operating activities:
  Net income..................     $ 2,787,347   $ 1,909,974   $ 2,224,320
  Adjustments to reconcile net income
   to cash provided by operating
   activities:
     Amortization..............          7,830         7,829         7,830
     Change in accrued interest payable.  (183)         (167)         (152)

          Net cash provided by
           operating activities...   2,794,994     1,917,636     2,231,998

Cash flows from financing activities:
  Cash distributions..............  (2,771,636)   (1,896,367)   (2,212,629)
  Principal payments on
     long-term debt...............     (23,358)      (21,270)      (19,369)

          Net cash used in financing
           activities.............  (2,794,994)   (1,917,637)   (2,231,998)

          Net change in cash......        -               (1)            -

Cash, beginning of year.............    84,124        84,125        84,125

          CASH, END OF YEAR........$    84,124   $    84,124   $    84,125



Supplemental disclosures of cash flow information:

                                              Year ended December 31,
                                         1998          1997          1996
    Cash paid for:
     Interest..................... $   265,799   $   267,888   $   269,788
















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

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



    3.  First Mortgage Payable

        Effective March 1, 1995, the first mortgage, held by Apple Bank for Savings and having a balance of $2,890,758, was modified and extended to mature on June 1, 2000, when the principal balance will be $2,777,754. Annual mortgage charges are $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

        Principal payments required to be made on long-term debt are as follows:
                Year ending December 31,
                    1999...............................  $   25,650
                    Through June 1, 2000...............   2,789,171
                                                         $2,814,821

        The real estate is pledged as collateral for the first mortgage.



   4.   Related Party Transactions - Rent Income

        Rent income earned during the year ended December 31, 1998, 1997 and 1996, totaling $3,351,221, $2,396,141 and $2,727,634, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975 and October 1, 1984) with the Lessee, consisting of the following:

                                              Year ended December 31,
                                            1998         1997          1996

        Basic minimum annual rent...     $  317,157   $  317,157   $  317,157
        Primary overage rent........        752,000      752,000      752,000
        Secondary overage rent......      2,282,064    1,326,984    1,658,477

                                         $3,351,221   $2,396,141   $2,727,634


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

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



   4.   Related Party Transactions - Rent Income (continued)

	B)A primary overage rent equal to the lesser of $752,000 per annum for each year ending September 30th, or the lessee's defined net operating profit for its lease year ending September 30th after deduction of basic rent and advances previously paid on account of primary overage rent; and

        C)A secondary overage rent consisting of 50% of any remaining balance of the lessee's defined net operating profit (after payment of basic rent and primary overage rent) for its lease year ending September 30th.

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



   5.   Related Party Transactions - Supervisory Services

        Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1998, 1997 and 1996, totaling $287,959, $190,708 and $225,848, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.




   6.   Related Party Transactions - Professional Fees

        Professional fees (including disbursements) during the year ended December 31, 1998 and 1997, totaling $2,469 and $19,909, respectively, were paid to the firm of Wien & Malkin LLP, a related party.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



   7.   Number of Participants

        There were approximately 550 participants in the various joint ventures as of December 31, 1998, 1997 and 1996.




   8.   Determination of Distributions to Participants

        Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.




   9.   Distributions and Amount of Income per $5,000 Participation Unit

        Distributions and amount of income per $5,000 participation unit during the years 1998, 1997 and 1996, based on 720 participation units outstanding during each year, totaled $3,850, $2,634 and $3,073, respectively. All distributions consisted of income only.

        Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




   10.  Concentration of Credit Risk

        The Company maintains cash balances in a bank and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1998 was completely insured. The distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 1999.

                              250 WEST 57th ST. ASSOCIATES

                                    OMITTED SCHEDULES




	The following schedules have been omitted as not applicable in the present instance:


	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE IV  -  Mortgage loans on real estate.

                                                              SCHEDULE III

                               250 WEST 57th ST. ASSOCIATES

                         Real Estate and Accumulated Depreciation
                                    December 31, 1998


 Column

  A    Description            Office building and land located at
                              250-264 West 57th Street, New York,
                              New York, known as the "Fisk
                              Building".

  B    Encumbrances Apple Bank for Savings
          Balance at December 31, 1998..........................   $2,814,821

  C    Initial cost to company
          Land..................................................   $2,117,435

          Building..............................................   $4,940,682

  D    Costs capitalized subsequent to acquisition
          Improvements..........................................   $  937,791

          Carrying costs........................................   $  NONE

  E    Gross amount at which carried at
        close of period
          Land..................................................   $2,117,435
          Building and Improvements.............................    5,878,473

          Total..................................................  $7,995,908(a)

  F    Accumulated depreciation.................................   $5,878,473(b)

  G    Date of construction                                       1921

  H    Date acquired                                September 30, 1953

  I    Life on which depreciation in latest
        income statements is computed                   Not applicable

    (a)There have been no changes in the carrying value of real estate for the years ended December 31, 1998, December 31, 1997 and December 31, 1996. The costs for federal income tax purposes are the same as for financial statement purposes.


    (b)Accumulated depreciation
       Balance at January 1, 1996                            $5,878,473
            Depreciation:
            F/Y/E 12/31/96                     None
                  12/31/97                     None
                  12/31/98                     None            None
         Balance at December 31, 1998                        $5,878,473

                                SIGNATURE


		Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Joint Venturers in Registrant, pursuant to a Power of Attorney, dated March 29, 1996 and May 14, 1998 (collectively, the "Power").


        250 WEST 57TH ST. ASSOCIATES
	(Registrant)


        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*


        Date: April 15, 1999


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of the Registrant and as a Joint Venturer in Registrant on the date indicated.


        By /s/ Stanley Katzman
           Stanley Katzman, Attorney-in-Fact*


        Date: April 15, 1999










        ________________________
        *       Mr. Katzman supervises accounting functions for Registrant.

                        EXHIBIT INDEX


        Number                          Document                Page*



        3(a) Registrant's Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant's Registration Statement on Form S-1 (the "Registration Statement"), is incorporated by reference as an exhibit hereto.

	3(b)	Amended Business Certificate of Registrant
                filed with the Clerk of New York County on July 24, 1998 reflecting a change in the Partners of Registrant which was filed as
                Exhibit 3(b) to Registrant's Amended Quarterly Report on 10-Q for the period ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

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


                _______________________
        *       Page references are based on a sequential numbering system

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

        13(a) Letter to Participants dated February 16, 1999 and supplementary financial reports for the fiscal year ended December 31, 1998. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.



                _______________________
   *       Page references are based on a sequential numbering system

        13(b) Letter to Participants dated November 30, 1998 and supplementary financial reports for the lease year ended September 30, 1998. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

        24 Power of Attorney dated March 29, 1996 and May 14, 1998 between Partners of Registrant and Stanley Katzman and Richard A. Shapiro, attached as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference as an exhibit hereto.

        27 Financial Data Schedule of Registrant for fiscal year ended December 31, 1998.























        _______________________
        *       Page references are based on a sequential numbering system