Form 10-Q
period 1999-03-31
250 WEST 57TH ST ASSOCIATES
filed 1999-05-19
CIK 100412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

        (Mark One)

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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


  An Exhibit Index is located on Page 12 of this Report.
  Number of pages (including exhibits) in this filing:  12



                  PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements.

                250 West 57th St. Associates
              Condensed Statement of Income
                      (Unaudited)

                                        For the Three Months
                                          Ended March 31,
                                              1999         1998
Income:
  Basic rent, from a related
    party (Note B)                      $   79,289      $   79,289
  Advance of primary overage rent
    from a related party (Note B)	   188,000	   188,000
                                        ----------      ----------
                Total income               267,289         267,289
                                        ----------      ----------
Expenses:
  Interest on mortgage                      66,052          66,609
  Supervisory services, to a
    related party (Note C)                  15,000          15,000
  Amortization of mortgage
    refinancing costs                        1,957           1,957
                                        ----------      ----------
                Total expenses              83,009          83,566
                                        ----------      ----------
                Net Income              $  184,280      $  183,723
                                        ==========      ==========
Earnings per $5,000 participation
  unit, based on 720 participation
  units outstanding during the year	$   255.94	$   255.17
                                        ==========      ==========

  Distributions per $5,000 participation:

Distributions per $5,000
  participation consisted of
  the following:
   Income                              $   250.00      $   250.00
                                       ==========      ==========

At March 31, 1999 and 1998, there were $3,600,000 of participations outstanding.

                250 West 57th St. Associates
                  Condensed Balance Sheet
                        (Unaudited)

Assets                             March 31, 1999  December 31, 1998
Current assets:
  Cash                                  $   84,124      $    84,124
                                        ----------      -----------
  Total current assets                      84,124           84,124
                                        ----------      -----------
Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land:				 2,117,435	  2,117,435
   Building:				 4,940,682	  4,940,682
    Less: Accumulated depreciation	 4,940,682	  4,940,682
					----------	-----------
					       -0-	        -0-

   Building improvements:                  688,000          688,000
    Less: Accumulated depreciation	   688,000	    688,000
					----------	-----------
					       -0-	        -0-
   Tenants' installations and
    improvements			   249,791	    249,791
    Less: Accumulated amortization	   249,791	    249,791
					----------	-----------
					       -0-	        -0-
Other assets:
   Mortgage refinancing costs               41,106           41,106
    Less: Accumulated amortization	    31,971	     30,104
					----------	-----------
					     9,135	     11,092
					----------	-----------
        Total assets                    $2,210,694      $ 2,212,651
					==========	===========
Liabilities and Capital
Current liabilities:
   Accrued interest payable             $   22,001      $    22,049
   First mortgage principal payments
    due within one year (Note B)	$   26,258	$    25,650
					----------	-----------
	Total current liabilities	    48,259	     47,699
Long-term debt (Note B)                  2,782,374        2,789,171
Capital (deficit) (See analysis, page 4):
   March 31, 1999			  (619,939)	        -0-
   December 31, 1998                           -0-         (624,219)
					----------	-----------
	Total liabilities and capital:
   March 31, 1999			 2,210,694
   December 31, 1998                    ==========        2,212,651
                                                         ==========

`                  250 West 57th St. Associates
                  Analysis of Capital (Deficit)
                          (Unaudited)



                                      March 31, 1999       December 31, 1998
Capital:
  January 1, 1999			$ (624,219)
  January 1, 1998                                                 (639,930)
    Add, Net income:
	January 1, 1999 through
	  March 31, 1999		   184,280		        -0-
	January 1, 1998 through
          December 31, 1998                    -0-               2,787,347
                                        ----------             -----------
                                          (439,939)              2,147,417

Less Distributions:
  Distribution, November 30, 1998
   of Secondary Overage Rent for
   the lease year ended
   September 30, 1998                          -0-               2,051,636
  Distributions January 1, 1999
   through March 31, 1999                   180,000                    -0-
  Distributions January 1, 1998
   through December 31, 1998                   -0-                 720,000
                                         ----------            -----------
                                            180,000              2,771,636
                                         ----------            -----------

Capital:
  March 31, 1999			  (619,939)
  December 31, 1998                      ==========           $  (624,219)
                                                               ===========

                  250 West 57th St. Associates
                Condensed Statement of Cash Flows

                                        January 1, 1999   January 1, 1998
                                            through           through
                                        March 31, 1999     March 31, 1998

Cash flows from operating activities:
   Net income                               $  184,280      $  183,723
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                       1,957           1,957
   Change in accured interest payable              (48)            (44)
                                             ----------      ----------

	Net cash provided by operating
          activities                           186,189         185,636
                                             ----------      ----------

Cash flows from financing activities:
   Cash distributions                         (180,000)       (180,000)
   Principal payments on long-term debt         (6,189)         (5,636)
                                             ----------      ----------
	Net cash used in financing
          activities                          (186,189)       (185,636)
                                             ----------      ----------
        Net increase (decrease) in cash          -0-                -0-

Cash, beginning of period                       84,124          84,124
                                             ----------      ----------
Cash, end of period                         $   84,124      $   84,124
                                             ==========      ==========

January 1, 1999	January 1, 1998
					through	through
					March 31, 1999	March 31, 1998

Cash paid for:
Interest                                   $   66,100      $   66,653
                                          ============     ==========

250 West 57th St. Associates
March 31, 1999


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

250 West 57th St. Associates
March 31, 1999

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

         For the lease year ended September 30, 1998, Net Lessee reported net operating profit of $5,316,128 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,282,064 for the fiscal year ended September 30, 1998. The Secondary Overage Rent of $2,282,064 represents 50% of the excess of the net operating profit of $5,316,128 over $752,000. After deducting $2,469 for expenses incurred with the August 6, 1997 consent solicitation program and payment of $227,959 to Counsel as an additional payment for supervisory services, the balance of $2,051,636 was distributed to the Participants on November 30, 1998.

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

250 West 57th St. Associates
March 31, 1999

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

Note C - Supervisory Services

        Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 1999, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

        No remuneration was paid during the three month period ended March 31, 1999 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 1999.

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

250 West 57th St. Associates
March 31, 1999

the Joint Venturers, by reason of his respective partnership interest in Counsel, is entitled to receive his share of any legal fees or other remuneration paid to Counsel for legal services rendered to Registrant and Net Lessee.

        As of March 31, 1999, certain of the Joint Venturers in
Registrant held additional Participations as follows:

        Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Malkin.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

        Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole re-sponsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years.

        Registrant does not pay dividends. During the three month period ended March 31, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1998, Registrant made an additional distribution of $2,849 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

250 West 57th St. Associates
March 31, 1999

         The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

        Total income remained the same for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

        Total expenses decreased for the three month period ended March 31, 1999, as compared to the three month period ended March 31, 1998. Such decrease resulted from a decrease in interest expense on the Mortgage Loan.

                Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the three month period ended March 31, 1999, as compared with the three month period ended March 31, 1998.

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

                        Inflation

        Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1998, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

250 West 57th St. Associates
March 31, 1999


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

250 West 57th St. Associates
March 31, 1999


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


Date: May 18, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: May 18, 1999














_______________________________
* Mr. Katzman supervises accounting functions for Registrant.

250 West 57th St. Associates
March 31, 1999



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


3(b)            Amended Business Certificate of
                Registrant filed with the Clerk of New
                York County on July 24, 1998,
                reflecting a change in the Partners of
                Registrant effective as of April 15,
                1998, which was filed as Exhibit 3(b)
                to Registrant's 10-Q-A for the quarter
                ended September 30, 1998 and is
                incorporated by reference as an
                exhibit hereto.


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