Form 10-Q
period 1999-06-30
250 WEST 57TH ST ASSOCIATES
filed 1999-08-16
CIK 100412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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
                        (Unaudited)

                                For the Three Months    For the Six Months
                                  Ended June 30,          Ended June 30,
                                      1999      1998      1999      1998
Income:
  Basic rent, from a related
    party (Note B)              $   79,289  $   79,289  $  158,579 $  158,579
  Advance of primary overage
   rent from a related
   party (Note B)                  188,000     188,000     376,000    376,000
                                  ---------- ----------  ---------- ---------
                Total income       267,289     267,289     534,579    534,579
                                  ---------- ----------  ---------- ---------
Expenses:
  Interest on mortgage              65,904      66,475     131,955    133,084
  Supervisory services, to a
    related party (Note C)          15,000      15,000      30,000     30,000
  Amortization of mortgage
    refinancing costs                1,957       1,957       3,915      3,915
                                  ---------- ----------  ---------- ---------
                Total expenses      82,861      83,432     165,870    166,999
                                  ---------- ----------  ---------- ---------
Net Income                      $  184,428  $  183,857  $  368,709 $  367,580
                                  ========== ========== ==========  =========
Earnings per $5,000
  participation unit, based on
  720 participation units
  outstanding during the year   $   256.15  $   255.36  $   512.10 $   510.53
                                 ========== ==========  ==========  =========

Distributions per $5,000
  participation consisted
  of the following:

                Income          $   250.00  $   250.00  $   500.00 $   500.00
                                ==========  ==========  ==========  =========

At June 30, 1999 and 1998, there were $3,600,000 of participations outstanding.


                                  -2-
                     250 West 57th St. Associates
                      Condensed Balance Sheet
                           (Unaudited)

Assets					June 30, 1999	December 31, 1998
Current assets:
  Cash					$   84,125	$    84,124
					----------	-----------
        Total current assets                84,125           84,124
					----------	-----------
Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land					 2,117,435	  2,117,435
   Building				 4,940,682	  4,940,682
    Less: Accumulated depreciation	 4,940,682	  4,940,682
					----------	-----------
					       -0-	        -0-

   Building improvements:                  688,000          688,000
    Less: Accumulated depreciation	   688,000	    688,000
					----------	-----------
					       -0-	        -0-
   Tenants' installations and
    improvements			   249,791	    249,791
    Less: Accumulated amortization	   249,791	    249,791
					----------	-----------
					       -0-	        -0-
Other assets:
   Mortgage refinancing costs               41,106           41,106
    Less: Accumulated amortization	    33,929	     30,014
					----------	-----------
					     7,177	     11,092
					----------	-----------
        Total assets                    $2,208,737      $ 2,212,651
					==========	===========
Liabilities and Capital
Current liabilities:
   Accrued interest payable             $   21,951      $    22,049
   First mortgage principal payments
    due within one year (Note B)	$   24,542	$    25,650
					----------	-----------
	Total current liabilities	    46,493	     47,699

Long-term debt (Note B)                  2,777,754        2,789,171

Capital (deficit) (See analysis, page 3):
   June 30, 1999			  (615,510)	        -0-
   December 31, 1998                           -0-         (624,219)
					----------	-----------
	Total liabilities and capital:
   June 30, 1999			 2,208,737
   December 31, 1998                    ==========        2,212,651
                                                         ==========

                                 -3-
                250 West 57th St. Associates
                Analysis of Capital (Deficit)
                        (Unaudited)

                                      June 30, 1999     December 31, 1998
Capital:
  January 1, 1999			$ (624,219)
  January 1, 1998					   (639,930)
    Add, Net income:
	January 1, 1999 through
          June 30, 1999                    368,709              -0-
	January 1, 1998 through
          December 31, 1998                    -0-        2,787,347
                                        ----------      -----------
                                          (255,510)       2,147,417
Less Distributions:
  Distribution, November 30, 1998
   of Secondary Overage Rent for
   the lease year ended
   September 30, 1998                          -0-        2,051,636
  Distributions January 1, 1999
   through June 30, 1999		   360,000	        -0-
  Distributions January 1, 1998
   through December 31, 1998                   -0-          720,000
                                        ----------      -----------
                                           360,000        2,771,636
                                        ----------      -----------
Capital:
  June 30, 1999                          (615,510)
  December 31, 1998			==========	$  (624,219)
							===========
250 West 57th St. Associates
Condensed Statement of Cash Flows
                                         January 1, 1999   January 1, 1998
                                             through           through
                                          June 30, 1999      June 30, 1998
Cash flows from operating activities:
   Net income                               $  368,709      $  367,580
   Adjustments to reconcile net income
     to cash provided by operating
     activities:
   Amortization of mortgage refinancing
     costs                                       3,915           3,915
   Change in accured interest payable              (98)            (89)
                                             ----------      ----------
	Net cash provided by operating
          activities                           372,526         371,406
                                             ----------      ----------
Cash flows from financing activities:
   Cash distributions                         (360,000)       (360,000)
   Principal payments on long-term debt        (12,525)        (11,405)
                                             ----------      ----------
	Net cash used in financing
          activities                          (372,525)       (371,405)
                                             ----------      ----------
        Net increase (decrease) in cash              1               1

Cash, beginning of period                       84,124          84,124
                                            ----------      ----------
Cash, end of period                         $   84,125      $   84,125
                                            ==========      ==========
                                        January 1, 1999 January 1, 1998
                                            through        through
					June 30, 1999	June 30, 1998
Cash paid for:
Interest                                    $  132,054      $  133,173
                                            ============    ==========
                                     -4-


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

                                  -5-

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

       (iii) no prepayment until after the third loan year. Thereafter, a 3% penalty will be imposed in the fourth loan year and a 2% penalty during the fifth loan year. No prepayment penalty will be imposed if the Mortgage Loan is paid in full during the last 90 days of the fifth loan year; and

	(iv) no Partner or Participant will have any personal liability for principal of, or interest on, the Mortgage
Loan.
                              -6-
Note C - Supervisory Services

        Registrant pays Counsel for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 1999, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

        No remuneration was paid during the six month period ended
June 30, 1999 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $20,000 of the Basic Payment and $10,000 on account of the Additional Payment for the three month period ended June 30, 1999.

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

        As of June 30, 1999, certain of the Joint Venturers in
Registrant held additional Participations as follows:

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

                                -7-
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

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

        Registrant does not pay dividends. During the six month period ended June 30, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1998, Registrant made an additional distribution of $2,849 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

       The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

        Total income remained the same for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

        Total expenses decreased for the six month period ended June 30, 1999, as compared to the six month period ended June 30, 1998. Such decrease resulted from a decrease in interest expense on the Mortgage
        Loan.

                                -8-
Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the six month period ended June 30, 1999, as compared with the six month period ended June 30, 1998.

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

                                   -9-
PART II.  OTHER INFORMATION

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


Item 4. Submission of Matters to a Vote of Participants.

        On June 28, 1999, the Partners mailed to the
Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their consent to a program to complete and finance improvements. The details of the Partners' Proposal are provided in the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on June 29, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K.

	(a) The exhibits hereto are being incorporated by reference.

	(b) Registrant has not filed any report on Form 8-K during the quarter for which this report is being filed.

                                -10-


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


Date: August 13, 1999


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: August 13, 1999










_______________________________
* Mr. Katzman supervises accounting functions for Registrant.
                               -11-


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


24              Powers of Attorney dated March 29,
                1996 and May 14, 1998 between Partners
                in Registrant and Stanley Katzman and
                Richard A. Shapiro, which was filed as
                Exhibit 24 to Registrant's 10-Q for
                the quarter ended June 30, 1998 and is
                incorporated by reference as an
                exhibit hereto.















_______________________________
* Page references are based on sequential numbering system.




                          -12-