Form 10-Q
period 1999-09-30
250 WEST 57TH ST ASSOCIATES
filed 1999-11-16
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

An Exhibit Index is located on Page 13 of this Report. Number of pages (including exhibits) in this filing: 13

PART I. FINANCIAL INFORMATION

250 West 57th St. Associates

Condensed Income Statement

(Unaudited)

Item 1. Financial Statements.

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

1999 1998 1999 1998

Income:

Basic rent, from a

related party (Note B) $ 80,021 $ 79,289 $ 238,600 $ 237,868

Advance of primary

overage rent, from a

related party (Note B) 188,000 188,000 564,000 564,000

Secondary Overage Rent,

from a related party

(Note B) 2,262,956 2,282,064 2,262,956 2,282,064

Dividend Income 1,282 -0- 1,282 -0-

---------- ---------- ---------- ----------

Total income 2,532,259 2,549,353 3,066,838 3,083,932

---------- ---------- ---------- ----------

Expenses:

Interest on mortgage 67,767 66,337 199,722 199,421

Supervisory services, to a

related party (Note C) 241,296 243,206 271,296 273,206

Amortization of mortgage

refinancing costs 4,656 1,957 8,570 5,872

Depreciation of Capital

Improvements 242 -0- 242 -0-

---------- ---------- ---------- ----------

Total expenses 313,961 311,500 479,830 478,499

---------- ---------- ---------- ----------

Net Income $2,218,298 $2,237,853 $2,587,008 $2,605,433

========== ========== ========== ==========

Earnings per $5,000

participation unit,

based on 720 participation

units outstanding

during the year $ 3,080.97 $ 3,108.13 $ 3,593.07 $ 3,618.66

========== ========== ========== ==========

Distributions per $5,000

participation consisted

of the following:

Income $ 3,080.97 $ 3,108.13 $ 3,593.07 $ 3,618.66

Increase (Decrease) in

capital deficit (2,830.97) (2,858.13) (2,843.07) (2,868.66)

---------- ---------- ---------- ----------

Total distribution $ 250.00 $ 250.00 $ 750.00 $ 750.00

========== ========== ========== ==========

At September 30, 1999 and 1998, there were $3,600,000 of participations outstanding.

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

Assets September 30, 1999 December 31, 1998

Current assets:

Cash $ 84,646 $ 84,124

Fidelity U.S. Treasury

Income Portfolio 1,389,031 -0-

Rent receivable, from Fisk

Building Associates, a

related party (Note B) 2,263,688 -0-

---------- -----------

Total current assets 3,737,365 84,124

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

Less: Accumulated amortization 249,791 249,791

---------- -----------

-0- -0-

Capitalized Improvements 37,748 -0-

Less: Accumulated Depreciation 242 -0-

---------- -----------

37,506 -0-

Other assets:

Mortgage refinancing costs 113,073 41,106

Less: Accumulated amortization 38,582 30,014

---------- -----------

74,491 11,092

---------- -----------

Total assets $5,966,797 $ 2,212,651

========== ===========

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

Liabilities and Capital

Current liabilities:

Accrued interest payable $ 21,901 $ 22,049

Accrued Supervisory Services,

to a related party (Note C) $ 226,296 $ -0-

First mortgage principal payments

due within one year (Note B) $ 18,057 $ 25,650

---------- -----------

Total current liabilities 266,254 47,699

Long-term debt (Note B) 4,277,754 2,789,171

Capital (See analysis, page 4):

September 30, 1999 1,422,789 -0-

December 31, 1998 -0- (624,219)

---------- -----------

Total liabilities and capital:

September 30, 1999 5,966,797

December 31, 1998 ========== 2,212,651

===========

250 West 57th St. Associates

Analysis of Capital

(Unaudited)

September 30, 1999 December 31, 1998

Capital:

January 1, 1999 $ (624,219)

January 1, 1998 (639,930)

Add, Net income:

January 1, 1999 through

September 30, 1999 2,587,008 -0-

January 1, 1998 through

December 31, 1998 -0- 2,787,347

---------- -----------

1,962,789 2,147,417

Less Distributions:

Distributions January 1, 1999

through September 30, 1999 540,000 -0-

Distributions January 1, 1998

through December 31, 1998 -0- 720,000

Distribution, November 30, 1998

of Secondary Overage Rent for

the lease year ended

September 30, 1998 -0- 2,051,636

---------- -----------

540,000 2,771,636

---------- -----------

Capital:

September 30, 1999 1,422,789

December 31, 1998 ========== $ (624,219)

===========

250 West 57th St. Associates

Condensed Statement of Cash Flows

(Unaudited)

January 1, 1999 January 1, 1998

through through

September 30, 1999 September 30, 1998

Cash flows from operating activities:

Net income $ 2,587,008 $2,605,433

Adjustments to reconcile net

income to cash provided by

operating activities:

Change in investment in Fidelity

U.S. Treasury Income Portfolio (1,389,031) -0-

Change in Capitalized Improvements (37,748) -0-

Change in Mortgage Refinancing Costs (71,967) -0-

Depreciation of Capitalized Improvement 242 -0-

Change in Long Term liabilities 1,500,000 -0-

Amortization of mortgage

refinancing costs 8,570 5,872

Change in accured interest payable (149) (135)

Change in accured expenses 226,296 228,206

Change in additional rent due (2,263,688) (2,282,064)

----------- ----------

Net cash provided by operating

activities 559,533 557,312

----------- ----------

Cash flows from financing activities:

Cash distributions (540,000) (540,000)

Principal payments on long-term debt (19,011) (17,312)

----------- ----------

Net cash used in financing

activities (559,011) (557,312)

----------- ----------

Net increase (decrease) in cash 522 -0-

Cash, beginning of period 84,124 84,124

----------- ----------

Cash, end of period $ 84,646 $ 84,124

=========== ==========

January 1, 1999 January 1, 1998

through through

September 30, 1999 September 30, 1998

Cash paid for:

Interest $ 199,871 $ 199,556

=========== ==========

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

Registrant leases the Property to Fisk Building Associates ("Net Lessee"), under a long-term net operating lease ("Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Net Lessee. In addition, he is also a member of the law firm of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, counsel to Registrant and Net Lessee ("Counsel"). See Note C of this Item 1 ("Note C").

Under the Net Lease, Net Lessee must pay (i) annual basic rent equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under the first mortgage described below (the "Basic Rent") and (ii)(A) primary overage rent equal to the lesser of (1) Net Lessee's net operating income for the preceding lease year or (2) $752,000 (the "Primary Overage Rent") and (B) secondary overage rent equal to 50% of any remaining balance of Net Lessee's net operating income for such lease year ("Secondary Overage Rent").

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

For the lease year ended September 30, 1999, Net Lessee reported net operating profit of $5,277,912 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,262,956 for the fiscal year ended September 30, 1999. The Secondary Overage Rent of $2,262,956 represents 50% of the excess of the net operating profit of $5,277,912 over $752,000. After deducting $226,296 to Counsel as an additional payment for supervisory services, the balance of $2,036,660 will be distributed to the Participants on November 30, 1999.

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

Effective September 22, 1999, a second mortgage loan, also held by Apple Bank for Savings, in the amount of $1,500,000 was placed on the Property. The terms are interest only at the thirty day LIBOR rate with a maturity date of June 1, 2000.

Note C - Supervisory Services

Registrant pays Counsel for special legal services at hourly rates and for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment") plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 1999, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the nine month period ended September 30, 1999 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Counsel $30,000 of the Basic Payment and $15,000 on account of the Additional Payment for the nine month period ended September 30, 1999.

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

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, one of the Joint Venturers, by reason of his partnership interest in Counsel, is entitled to receive his share of any fees or other remuneration paid to Counsel for services rendered to Registrant and Net Lessee.

As of September 30, 1999, certain of the Joint Venturers in Registrant held additional Participations as follows:

Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

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

Registrant does not pay dividends. During the nine month period ended September 30, 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1999, Registrant will make an additional distribution of $2,829 for each $5,000 participation. Such distribution represents the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Counsel. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income decreased for the three and nine month periods ended September 30, 1999, as compared with the three and nine month periods ended September 30, 1998. Such decrease was the net result of a decrease in the Secondary Overage Rent payable by the Net Lessee for the lease year ended September 30, 1999, as compared with the lease year ended September 30, 1998 and dividend income earned.

Total expenses increased for the three and nine month periods ended September 30, 1999, as compared to the three and nine month periods ended September 30, 1998. Such increase was the net result of a decrease in the Additional Payment to Counsel due to decreased Secondary Overage Rent, an increase in interest expense on the mortgages, an increase in amortization of mortgage refinancing costs and depreciation of capital improvements.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 1999, as compared with the nine month period ended September 30, 1998.

The amortization payments due under the Mortgage Loans (see Note B of Item 1 hereof) will not be sufficient to fully liquidate the outstanding principal balances thereof at maturity in 2000. Registrant does not maintain any reserve to cover the payment of any mortgage indebtedness at or prior to maturity. Therefore, repayment of such indebtedness will depend on Registrant's ability to arrange a further refinancing of the Mortgage Loan. The ability of Registrant to obtain any such refinancing will depend upon several factors, including the value of the Property at that time and future trends in the real estate market and the economy in the geographic area in which the Property is located.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Net Lessee and, to the extent necessary, from additional capital investment by the partners in Net Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

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

Item 4. Submission of Matters to a Vote of Participants.

On June 28, 1999, the Partners mailed to the Participants a STATEMENT ISSUED BY THE AGENTS IN CONNECTION WITH THE SOLICITATION OF CONSENTS OF THE PARTICIPANTS (the "Statement") requesting their consent to a program to complete and finance improvements in the form of the Definitive Proxy Statement which was filed with the Securities and Exchange Commission as Schedule 14-A on June 29, 1999, and is incorporated by reference. Supplementary letters consistent with such Statement were subsequently mailed to the Participants, have been filed with the Securities and Exchange Commission, and are also incorporated by reference.

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

Date: November 16, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: November 16, 1999

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

____________________________________________________________

* Page references are based on sequential numbering system.