Form 10-K
period 1999-12-31
250 WEST 57TH ST ASSOCIATES
filed 2000-04-14
CIK 100412

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

An Exhibit Index is located on pages 31 through 33 hereof.
Number of pages (including exhibits) in this filing: 50

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

        Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), a partnership, under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a partnership in which Mr. Peter L. Malkin is one of the Partners. In addition, one of the Joint Venturers is also a member of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Net Lessee ("Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

        As of December 31, 1999, the Building was approximately 98.87% occupied by approximately 340 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

        (b)     Net Lease

        Effective May 1, 1975, the lease between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides for basic rent equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated September 1, 1999 provides that, upon any further refinancing of mortgages with an aggregate principal balance up to $12,800,000 (plus refinancing costs in connection therewith), the basic rent will be modified and will be equal to the sum of $28,000, plus an amount equal to the rate of constant payments for interest and amortization (not including any balloon principal payment due at maturity) required annually under any such mortgages immediately subsequent to refinancing; provided, however, that the refinanced mortgages must be made by an institutional lender on a nonrecourse basis and the proceeds of any increase in the principal amount thereof must be used in connection with the premises.

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

        For the lease year ended September 30, 1999, Net Lessee reported net operating profit of $5,277,912 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,262,956 for the fiscal year ended September 30, 1999. The Secondary Overage Rent of $2,262,956 represents 50% of the excess of the net operating profit of $5,277,912 over $752,000. After the payment of $226,296 to Supervisor as an additional payment for supervisory services, the balance of $2,036,660 was distributed to the Participants on November 30, 1999.

        Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 1999, 1998 and 1997.
                         -2-
        The Net Lease provides for one renewal option of 25 years. The Participants in Registrant and the partners in Net Lessee have agreed to execute three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

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

        (d)     Competition

        The average annual base rental rate payable to Net
Lessee for leases being done at this time is $27.60 per square foot (exclusive of electricity charges and escalation).

        Current asking rents for the building range from $35 to $42 per square foot.

        (e)     Tenant Leases

        Net Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's particular lease. With respect to the retail leases, the tenants are required to pay electricity charges and taxes, and some tenants are required to pay cost of living increases in rent. In one particular instance, percentage rent was included in the tenant's lease in lieu of cost of living increases.
                        -3-
Item 2.  Properties.

        As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by Mortgage Loans which, at December 31, 1999, had unpaid principal balances of $4,289,171. For a description of the terms of the Mortgage Loans see Note 3 of the Notes.

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

Item 3.  Legal Proceedings.

        The Property of Registrant is the subject of the following pending litigation:

        Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated
                        -4-
December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.

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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was
advised of 40 transfers of Participations during 1999.   In two
instances, the indicated purchase price was equal to approximately 2.67 times the face amount of the Participation transferred, i.e., $13,333 for a $5,000 Participation. In one instance, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred, i.e., $6,250 for a $2,500 Participation. In one instance, the indicated purchase price was equal to two times the face amount of the Participation transferred, i.e., $5,000 for a $2,500 participation. In all other cases, no consideration was indicated.

        (b) As of December 31, 1999, there were 564 holders of Participations of record.
                        -5-
        (c) Registrant does not pay dividends. During the years ended December 31, 1999 and 1998, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November
30, 1999 and November 30, 1998, Registrant made additional distributions for each $5,000 Participation of $2,829 and $2,849, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.
                              -6-
[SELECTED FINANCIAL DATA]


Item 6.

                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA

                                             Year ended December 31,
                             1999       1998       1997       1996       1995

Basic minimum annual
   rent income........   $  341,274 $  317,157 $  317,157 $  317,157 $  331,691
Primary overage
   rent income......        752,000    752,000    752,000    752,000    752,000
Secondary overage
   rent income....        2,262,956  2,282,064  1,326,984  1,658,477  1,154,342

   Total revenue........ $3,356,230 $3,351,221 $2,396,141 $2,727,634 $2,238,033

Net income.............  $2,719,635 $2,787,347 $1,909,974 $2,224,320 $1,781,573

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year..................  $    3,777 $    3,871 $    2,653 $    3,089 $    2,474


Total assets............ $3,905,210 $2,212,651 $2,220,481 $2,228,311 $2,236,141


Long-term obligations... $     -    $2,789,171 $2,814,821 $2,838,179 $2,859,449

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income............... $    3,777 $    3,850 $    2,634 $    3,073 $    2,415
   Return of capital....         52       -          -          -          -

   Total distributions...$    3,829 $    3,850 $    2,634 $    3,073 $    2,415



                                -7-



Item 7.	Management's Discussion and Analysis of Financial
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

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years. The following summarizes the material factors for the three most re-cent years affecting Registrant's results of operations for such periods:

(a)	Total income increased for the year ended December 31, 1999
as compared with the year ended December 31, 1998. The increase resulted from an increase in Basic minimum rent and dividend income. See Note 4 of the Notes. Total income increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. The increase resulted from an increase in Secondary Overage Rent received by Registrant for the lease year ended September 30, 1998 as compared with the lease year ended September 30, 1997. See
Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
1999 as compared with the year ended December 31, 1998. The increase was the net result of an increase in mortgage interest expenses, professional fees and amortization of mortgage refinancing costs and a decrease in supervisory service expense. See Notes 2b, 3a and 5 of the Notes.
Total expenses increased for the year ended December 31, 1998 as compared with the year ended December 31, 1997. The increase was the result of an increase in supervisory service expense. See Notes 2b, 3a and 5 of the Notes.

                        -8-
Liquidity and Capital Resources

        There has been no significant change in Registrant's liquidity for the year ended December 31, 1999 as compared with the year ended December 31, 1998.

        Based on the current net profit from the Building and current trends in the geographic area in which the Property is located, the value of the Property is estimated to be in excess of the amount of the Mortgage Loan balance at December 31, 1999. Consequently, there are no material changes anticipated in the short-term or long-term financial liquidity position of Registrant, other than the need to refinance the Mortgage Loan upon maturity. Registrant foresees no need to make material commitments for capital expenditures from its own resources while the Net Lease is in effect.

Inflation

        Inflationary trends in the economy do not directly affect Registrant's operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Net Lessee. Net Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Primary and Secondary Overage Rent payable by Net Lessee, which is based on Net Lessee's net operating profit.


Item 8.  Financial Statements and Supplementary Data.

         The financial statements, together with the accom-panying report by, and the consent to the use thereof, of J.H.
Cohn LLP immediately following, are being filed in response to this item.


Item 9.	Disagreements on Accounting and Financial Disclosure.

         Not applicable.

PART III

Item 10.Directors and Executive Officers of the Registrant.

        Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Joint Venturer in Registrant. The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 1999 the following: name, age,
                        -9-
nature of any family relationship with any other Joint Venturer, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:

                                                                    Date
                                                       Principal    Individual
                         Nature of                     Occupation   became
                         Family          Business      and          Joint
Name             Age     Relationship    Experience    Employment   Venturer

Peter L. Malkin    66    Father of       Real Estate    Senior Partner  1982
                         Anthony E.      Supervision    and Chairman
                         Malkin          and Law        Wien & Malkin
                                                        LLP

Anthony E. Malkin  37    Son of          President      President of    1998
                         Peter L.        of real estate W&M Properties,
                         Malkin          management      Inc.
                                         company

        As stated in Item 1 hereof, one of the Joint Venturers is a member of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

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

        Anthony E. Malkin is a general partner in 60 East 42nd
        St. Associates.
                        -10-

Item 11.  Executive Compensation.

          As stated in Item 10 hereof, Registrant has no direc-tors or officers or any other centralization of management.

          No remuneration was paid during the fiscal year ended December 31, 1999 by Registrant to any of the Joint Venturers as such. Registrant pays Supervisor, for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 1999, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $286,296 during the fiscal year ended December 31, 1999. Registrant also paid to Supervisor professional fees in the amount of $31,855 in connection with the consent solicitation program related to the improvement program. See Item 4. The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 1999, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.
                             -11-
         (b)     At December 31, 1999, the Joint Venturers (see
Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

        (c)     Not applicable.

                             -12-
Item 13. Certain Relationships and Related Transactions.

        (a)     As stated in Item 1 hereof, each Joint
Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. As a consequence of one of the two Joint Venturers being a partner in Net Lessee and one of the two Joint Venturers being a member of Supervisor (which supervises Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

        Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Joint Venturer in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, Mr. Peter L. Malkin, by reason of his respective partnership interest in Supervisor, is entitled to receive his pro rata share of any supervisory, service, legal or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor of which one of the Joint Venturers is a member. The respective interest of the Joint Venturers in any remuneration paid or given by Registrant to Supervisor arose and arises solely from the ownership of his respective partnership interest therein. See
Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        (b)     Reference is made to Paragraph (a) above.

			(c)	Not applicable.

			(d)	Not applicable.

                                -13-
                        PART IV

Item 14.	Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.

		(a)(1)  Financial Statements:

                Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 2, 2000.

                Accountant's Report of J.H. Cohn LLP, Certified Public Accountants, dated January 31, 2000.

                Balance Sheets at December 31, 1999 and at December 31, 1998 (Exhibit A).

                Statements of Income for the fiscal years ended
                December 31, 1999, 1998 and 1997 (Exhibit B).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1999 (Exhibit C-1).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-2).

                Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1997 (Exhibit C-3).

                Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997 (Exhibit D).

                Notes to Financial Statements for the fiscal years ended December 31, 1999, 1998 and 1997.

		(2)	Financial Statement Schedules:

		List of Omitted Schedules.

                Real Estate and Accumulated Depreciation - December 31, 1999 (Schedule III).

                (3)     Exhibits:  See Exhibit Index.

                (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTERHEAD OF J.H. COHN LLP
 ACCOUNTANTS & CONSULTANTS]







INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 250 West 57th St. Associates
(a Joint Venture)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 1999 and 1998, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 1999, and the supporting financial statement
schedule as contained in Item 14(a)(2) of this Form    10-K.  These financial
statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.





						J.H. Cohn LLP



New York, N. Y.
January 31, 2000

						February 2, 2000



250 West 57th St. Associates
New York, N.Y.

We consent to the use of our independent accountants' report dated January 31, 2000, covering our audits of the accompanying financial statements of 250 West 57th St. Associates in connection with and as part of your December 31, 1999 annual report (Form 10-K) to the Securities and Exchange Commission.


						J.H. Cohn LLP

                                                                     EXHIBIT A

                           250 WEST 57th ST. ASSOCIATES

                                  BALANCE SHEETS

                                    A S S E T S

                                                     December 31,

                                            1999                    1998

Current Assets:
  Cash and cash equivalents (Note 10):
    Cash in Fleet Bank.............         $   32,274               $   24,124
    Cash in distribution account held by
     Wien & Malkin LLP..................        60,000                   60,000
    Fidelity U.S. Treasury Income
        Portfolio.......................     1,381,731                     -

    TOTAL CASH AND CASH EQUIVALENTS....      1,474,005                   84,124

  Additional rent due from Fisk
   Building Associates, a related party.....    11,835                     -

          TOTAL CURRENT ASSETS.............. 1,485,840                   84,124

Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2b and 3):
  Land.......................                2,117,435                 2,117,435
  Building...................    $4,940,682              $4,940,682

    Less: Accumulated
         depreciation.........    4,940,682        -      4,940,682        -

  Building improvements............ 688,000                 688,000

    Less: Accumulated depreciation..688,000        -        688,000        -
  Tenants' installations and
    improvements....................249,791                 249,791
    Less: Accumulated depreciation..249,791        -        249,791        -

  Building improvements,
      construction in progress......           244,960                    -

          TOTAL REAL ESTATE.........         2,362,395                 2,117,435

Other Assets:
 Mortgage refinancing costs
   (Note 2c)......................  130,508                  41,106

 Less: Accumulated amortization...   73,533                  30,014

                                                56,975                    11,092

 TOTAL ASSETS.......................        $3,905,210                $2,212,651

                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued expenses........................  $   32,323                $   22,049
  Due to Fisk Building Associates,
   a related party......................       244,960                    -
  Principal payments of mortgages payable
   within one year (Note 3).............     4,289,171                    25,650
   TOTAL CURRENT LIABILITIES..........       4,566,454                    47,699

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First and second mortgages
     payable (Note 3).............$4,289,171             $2,814,821

      Less: Current installments shown
       above...................... 4,289,171                 25,650

                                                  -                    2,789,171

    TOTAL LIABILITIES..................      4,566,454                 2,836,870

Partners' Capital Deficit (Exhibit C)........ (661,244)                (624,219)
          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT....    $3,905,210                $2,212,651

	See accompanying notes to financial statements.
                                -17-

                                                                EXHIBIT B
                             250 WEST 57th ST. ASSOCIATES

                                 STATEMENTS OF INCOME


                                            Year ended December 31,

                                         1999          1998         1997
Revenues:

  Rent income, from a
   related party (Note 4).........   $3,356,230   $3,351,221   $2,396,141
  Dividend income.................       18,392           -            -
                                      3,374,622    3,351,221    2,396,141

Expenses:

  Interest on mortgages
   (Note 3).......................      287,423      265,616      267,721

  Supervisory services, to
   a related party (Note 5).......      286,296      287,959      190,708

  Professional fees, principally
   to a related party (Note 6)....       37,748        2,469       19,909

  Amortization of mortgage
   refinancing costs (Note 2c)....       43,520        7,830        7,829

                                        654,987      563,874      486,167
          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 9).......   $2,719,635   $2,787,347   $1,909,974


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year.............................   $    3,777   $    3,871   $    2,653












	See accompanying notes to financial statements.

                        -18-
                                                              EXHIBIT C-1
                         250 WEST 57th ST. ASSOCIATES

                    STATEMENT OF PARTNERS' CAPITAL DEFICIT
                         YEAR ENDED DECEMBER 31, 1999

                        Partners'                                  Partners'
                     capital deficit   Share of                 capital deficit
                    January 1, 1999  net income Distributions December 31, 1999



Anthony E. Malkin
  Joint Venture #1..   $ (62,422)    $  271,964   $  275,666      $ (66,124)

Anthony E. Malkin
  Joint Venture #2....   (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #3....   (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #4....   (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #1.....   (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #2.....   (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #3.....   (62,421)       271,963      275,666        (66,124)

Peter L. Malkin
 Joint Venture #4.....   (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #5.....   (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #6.....   (62,422)       271,963      275,666        (66,125)

                       $(624,219)    $2,719,635   $2,756,660      $(661,244)








	See accompanying notes to financial statements.
                        -19-
                                                             EXHIBIT C-2
                               250 WEST 57th ST. ASSOCIATES

                         STATEMENT OF PARTNERS' CAPITAL DEFICIT
                             YEAR ENDED DECEMBER 31, 1998


                        Partners'                                  Partners'
                    capital deficit   Share of                 capital deficit
                    January 1, 1998  net income Distributions December 31, 1998


Anthony E. Malkin
 Joint Venture #1
 (formerly Stanley Katzman
  Joint Venture #1)...  $ (63,993)   $  278,735  $  277,164     $ (62,422)

Anthony E. Malkin
 Joint Venture #2
 (formerly Stanley Katzman
  Joint Venture #2)...    (63,993)      278,735    277,164        (62,422)

Anthony E. Malkin
 Joint Venture #3
 (formerly Stanley Katzman
  Joint Venture #3)...    (63,993)      278,735    277,164        (62,422)

Anthony E. Malkin
 Joint Venture #4
 (formerly Stanley Katzman
  Joint Venture #4)...   (63,993)       278,735    277,164        (62,422)

Peter L. Malkin
 Joint Venture #1......  (63,993)       278,735    277,164        (62,422)

Peter L. Malkin
 Joint Venture #2....... (63,993)       278,735    277,164        (62,422)

Peter L. Malkin
 Joint Venture #3....    (63,993)       278,735    277,163        (62,421)

Peter L. Malkin
 Joint Venture #4......  (63,993)       278,734    277,163        (62,422)

Peter L. Malkin
 Joint Venture #5.....   (63,993)       278,734    277,163        (62,422)

Peter L. Malkin
 Joint Venture #6......  (63,993)       278,734    277,163        (62,422)

                       $(639,930)    $2,787,347 $2,771,636      $(624,219)








        See accompanying notes to financial statements.
                                -20-

                                                               EXHIBIT C-3
                           250 WEST 57th ST. ASSOCIATES

                     STATEMENT OF PARTNERS' CAPITAL DEFICIT
                           YEAR ENDED DECEMBER 31, 1997



                      Partners'                                  Partners'
                    capital deficit   Share of                 capital deficit
                    January 1, 1997  net income Distributions December 31, 1997
Stanley Katzman
 Joint Venture #1..   $ (65,354)     $ 190,998    $ 189,637      $ (63,993)


Stanley Katzman
 Joint Venture #2...    (65,354)       190,997      189,636        (63,993)


Stanley Katzman
 Joint Venture #3...    (65,353)       190,997      189,637        (63,993)


Stanley Katzman
 Joint Venture #4...    (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
  Joint Venture #1..    (65,354)       190,997      189,636        (63,993)


Peter L. Malkin
 Joint Venture #2...    (65,353)       190,997      189,637        (63,993)


Peter L. Malkin
 Joint Venture #3
 (formerly
  Ralph W. Felsten
  Joint Venture #1)...  (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #4
 (formerly
  Ralph W. Felsten
  Joint Venture #2)...  (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #5
 (formerly
  Ralph W. Felsten
  Joint Venture #3)...  (65,354)       190,998      189,637        (63,993)


Peter L. Malkin
 Joint Venture #6
 (formerly
  Ralph W. Felsten
  Joint Venture #4).... (65,353)       190,997      189,637        (63,993)

                      $(653,537)    $1,909,974   $1,896,367      $(639,930)


	See accompanying notes to financial statements.
                                -21-
                                                              EXHIBIT D
                      250 WEST 57th ST. ASSOCIATES

                        STATEMENTS OF CASH FLOWS




                                            Year ended December 31,
                                         1999           1998          1997

Cash flows from operating activities:
  Net income........................  $ 2,719,635   $ 2,787,347   $ 1,909,974
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Amortization..................       43,520         7,830         7,829
     Change in additional rent due
      from Fisk Building Associates.     (11,835)         -             -
     Change in accrued expenses.....      10,274          (183)         (167)


          Net cash provided by
           operating activities.....   2,761,593     2,794,994     1,917,636

Cash flows from financing activities:
  Cash distributions................ (2,756,660)   (2,771,636)   (1,896,367)
  Principal payments on long-term debt. (25,650)      (23,358)      (21,270)
  Proceeds from second mortgage
     payable....................      1,500,000          -             -
  Payment of mortgage refinancing
     costs.....................         (89,402)         -             -

          Net cash used in financing
           activities..........      (1,371,712)   (2,794,994)   (1,917,637)

          Net change in cash...       1,389,881          -               (1)

Cash and cash equivalents,
 beginning of year.............          84,124        84,124        84,125

          CASH AND CASH EQUIVALENTS,
           END OF YEAR..........    $ 1,474,005   $    84,124   $    84,124



Supplemental disclosures of cash flow information:
    Cash paid for:
     Interest...................    $   279,258   $   265,799   $   267,888


Supplemental disclosures of noncash
 investing and financing activities:

In 1999 the Company purchased certain building improvements, construction in progress, totaling $244,960, by means of a financing agreement with the Lessee.





        See accompanying notes to financial statements.
                                -22-

                          250 WEST 57th ST. ASSOCIATES

                         NOTES TO FINANCIAL STATEMENTS





1.	Business Activity

250 West 57th Street Associates (the "Company") is a joint venture which owns commercial property situated at 250 West 57th Street, New York, New York, known as the "Fisk Building". The property is net leased to Fisk Building Associates (the Lessee").





2.	Summary of Significant Accounting Policies

        a.      Cash and cash equivalents:

        Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less.

        b.      Real Estate and Depreciation:

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

        In 1999 the Company began a building improvements program (see Note 12). At December 31, 1999 building improvements construction costing $244,960 was in progress. No depreciation has been taken on these assets since they were not finished or put into service as of December 31, 1999.

        c. Mortgage refinancing costs, amortization and related party transactions:

        Mortgage refinancing costs of $41,106 include charges incurred in connection with the 1996 modification of the first mortgage (see Note
        3a); such charges include $17,754 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs are being amortized ratably over the extended term of the first mortgage, from March 1, 1996 through June 1, 2000.

        Mortgage refinancing costs paid in 1999, totaling $89,402, include charges incurred in connection with the second mortgage (see Note 3b). Such charges include $17,435 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs are being amortized ratably over the term of the second mortgage, from September 22, 1999 through June 1, 2000.



                                -23-

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


2.	Summary of Significant Accounting Policies (continued)

        d.      Use of estimates:

        In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.	First Mortgage Payable

        a. The first mortgage is held by Apple Bank for Savings and matures on June 1, 2000, when the principal balance will be $2,777,754. Annual mortgage charges are $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

        b. Effective September 22, 1999 a second mortgage was placed on the property with Apple Bank for Savings, in the amount of $1,500,000, to finance the building improvements program (see Note 12). The mortgage requires monthly payments of interest only based on the 30-day LIBOR rate and will mature on June 1, 2000.

               The real estate is pledged as collateral for the first and second mortgages.


4.	Related Party Transactions - Rent Income

        Rent income earned during the year ended December 31, 1999, 1998 and 1997, totaling $3,356,230, $3,351,221 and $2,396,141, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984 and September 1,
        1999) with the Lessee, consisting of the following:

                                           Year ended December 31,
                                        1999         1998          1997

     Basic minimum annual rent...     $  341,274   $  317,157   $  317,157
     Primary overage rent........        752,000      752,000      752,000
     Secondary overage rent......      2,262,956    2,282,064    1,326,984

                                      $3,356,230   $3,351,221   $2,396,141
                            -24-

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



4.	Related Party Transactions - Rent Income (continued)

        The lease, as modified, provides for rent income until September 30, 2003, as follows:

        A) A basic annual rent equal to the sum of $28,000 plus current mortgage requirements for interest and amortization. Upon the further refinancing of any mortgage with an aggregate principal balance of up to $12,800,000 (plus refinancing costs in connection therewith), the annual basic rent will be modified and will be equal to the sum of $28,000 plus an amount equal to the rate of constant payments for interest and amortization required annually under any such mortgage immediately subsequent to refinancing computed on the principal balance of the mortgage immediately prior to such refinancing;

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

        In 1978, the Lessee exercised its option to renew the lease for a 25 year period from October 1, 1978 through September 30, 2003 on the same terms as provided during the balance of the initial period. The lease modification effective October 1, 1984 provides for an option for one renewal term of 25 years commencing October 1, 2003. The terms of the lease remain the same during the renewal period.

        The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

        A partner in the Company is also a partner in the Lessee.

                                -25-
                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)


5.	Related Party Transactions - Supervisory Services

        Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 1999, 1998 and 1997, totaling $286,296, $287,959 and $190,708, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.


6.	Related Party Transactions - Professional Fees

        Professional fees (including disbursements) during the year ended December 31, 1999, 1998 and 1997, totaling $31,855, $2,469 and $19,909, respectively, were paid to the firm of Wien & Malkin LLP, a related party.


7.	Number of Participants

        There were approximately 550 participants in the various joint ventures as of December 31, 1999, 1998 and 1997.


8.	Determination of Distributions to Participants

    Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.


9.	Distributions and Amount of Income per $5,000 Participation Unit

    Distributions and amount of income per $5,000 participation unit during the years 1999, 1998 and 1997, based on 720 participation units outstanding during each year, totaled $3,829, $3,850 and $2,634, respectively. The 1999 distribution of $3,829 consisted of income in the amount of $3,777 and a return of capital in the amount of $52. The 1998 and 1997 distributions consisted of income only.

        Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.


                                26-

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)



10.	Concentration of Credit Risk

The Company maintains cash balances in a bank, money market fund (Fidelity U.S. Treasury Income Portfolio) and in a distribution account held by Wien & Malkin LLP. The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000, and at December 31, 1999 was completely insured.
 The cash in the money market fund and the distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2000.


11.	Contingencies

Wien & Malkin LLP and Peter L. Malkin, a partner in the Company, are engaged in a dispute with Helmsley-Spear, Inc., the managing agent of the Fisk Building, concerning the future management, leasing and supervision of the property. In this connection, certain legal and professional fees and other expenses have been paid and incurred and additional costs are expected to be incurred. The Company's allocable share of such costs cannot as yet be determined. Accordingly, the Company has not provided for the expense and related liability with respect to such costs in the accompanying financial statements.


12.	Building Improvements Program

In 1999 the participants of the Company and the Lessee approved a building improvements program (the "Program") estimated to cost between $7,700,000 and $10,000,000, and expected to take five years to complete.

The Lessee is currently financing the Program and billing the Company for the costs incurred. The Company will own the improvements and finance them through an increase in the fee mortgage.

In September 1999 the Company obtained a second mortgage (Note 3b) in the amount of $1,500,000 to initiate the financing of the Program. The Company intends to refinance the first and second mortgages when they mature on June 1, 2000 and obtain additional fee mortgage increases as work progresses. The increased mortgage charges will be paid by the Company from an equivalent increase in the basic rent paid by the Lessee to the Company (Note 4).

                                -27-

                              250 WEST 57th ST. ASSOCIATES

                                    OMITTED SCHEDULES


The following schedules have been omitted as not applicable in the present instance:


   SCHEDULE I   -  Condensed financial information of registrant.

   SCHEDULE II  -  Valuation and qualifying accounts.

   SCHEDULE IV  -  Mortgage loans on real estate.


















                                -28-



                                                             SCHEDULE III
                         250 WEST 57th ST. ASSOCIATES

                   Real Estate and Accumulated Depreciation
                              December 31, 1999


Column
  A  Description            Office building and land located at
                            250-264 West 57th Street, New York,
                            New York, known as the "Fisk
                            Building".

  B  Encumbrances Apple Bank for Savings
      Balance at December 31, 1999..............................   $4,289,171

  C  Initial cost to company
      Land......................................................   $2,117,435

      Building..................................................   $4,940,682

  D  Costs capitalized subsequent to acquisition
      Improvements..............................................   $  937,791

      Building improvements, construction in progress...........   $  244,960

      Carrying costs............................................   $  NONE

  E  Gross amount at which carried at
      close of period
      Land......................................................   $2,117,435
      Building, Improvements and Improvements in Progress.......    6,123,433

      Total.....................................................   $8,240,868(a)

  F  Accumulated depreciation...................................   $5,878,473(b)

  G  Date of construction                                       1921

  H  Date acquired                                September 30, 1953

  I  Life on which depreciation in latest
      income statements is computed                   Not applicable


(a) For the year ended December 31, 1999 the Company began a Building Improvements Program (see Note 12) and incurred building improvements, construction in progress costs of $244,960, which increased the carrying value of real estate property to $8,240,868. The carrying value of real estate for the years ended December 31, 1998 and December 31, 1997 was $7,995,908. The costs for federal income tax purposes are the same as for financial statement purposes.


(b)     Accumulated depreciation
          Balance at January 1, 1997                        $5,878,473
           Depreciation:
             F/Y/E 12/31/97                     None
                   12/31/98                     None
                   12/31/99                     None            None
           Balance at December 31, 1999                     $5,878,473
                                -29-


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


Date:  April 14, 2000


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of the Registrant and as a Joint Venturer in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 14, 2000






________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                                -30-
                        EXHIBIT INDEX

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



_______________________
*	Page references are based on a sequential numbering system.

                                -31-

                        EXHIBIT INDEX

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

        13(a) Letter to Participants dated February 18, 2000 and supplementary financial reports for the fiscal year ended December 31, 1999. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


        13(b) Letter to Participants dated November 30, 1999 and supplementary financial reports for the lease year ended September 30, 1999. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


_______________________
*	Page references are based on a sequential numbering system.

                                -32

                        EXHIBIT INDEX

        Number          Document               Page*



        24      Power of Attorney dated March 29, 1996 and
                May 14, 1998 between Partners of Registrant and Stanley Katzman and Richard A. Shapiro, attached as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference as an exhibit hereto.

        27 Financial Data Schedule of Registrant for fiscal year ended December 31, 1999.




























_______________________
*	Page references are based on a sequential numbering system.

                                -33