Form 10-Q
period 2000-03-31
250 WEST 57TH ST ASSOCIATES
filed 2000-05-23
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

An Exhibit Index is located on Page 14 of this Report. Number of pages (including exhibits) in this filing: 14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates

Condensed Statement of Income

(Unaudited)

For the Three Months

Ended March 31,

2000 1999

Income:

Basic rent, from a related

party (Note B) $ 101,518 $ 79,289

Advance of primary overage rent

from a related party (Note B) 188,000 188,000

Dividend Income 17,959 -0-

---------- ----------

Total income 307,477 267,289

---------- ----------

Expenses:

Interest on mortgage 87,673 66,052

Supervisory services, to a

related party (Note C) 15,000 15,000

Amortization of mortgage

refinancing costs 34,114 1,957

---------- ----------

Total expenses 136,787 83,009

---------- ----------

Net Income $ 170,690 $ 184,280

========== ==========

Earnings per $5,000 participation

unit, based on 720 participation

units outstanding during the year $ 237.07 $ 255.94

========== ==========

Distributions per $5,000 participation:

Distributions per $5,000

participation consisted of

the following:

Income $ 237.07 $ 250.00

Return of Capital 12.93 -0-

---------- ----------

Total distributions $ 250.00 $ 250.00

========== ==========

At March 31, 2000 and 1999, there were $3,600,000 of participations outstanding.

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

Assets March 31, 2000 December 31, 1999

Current assets:

Cash $ 93,865 $ 92,274

Fidelity U.S. Treasury

Income Portfolio 1,261,626 1,381,731

Additional Rent due from

Fisk Building Associates -0- 11,835

---------- -----------

Total current assets 1,355,491 1,485,840

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

Less: Accumulated amortization 249,791 249,791

---------- -----------

-0- -0-

Building Improvements, construction

in progress 334,068 244,960

Other assets:

Mortgage refinancing costs 130,608 130,508

Less: Accumulated amortization 107,647 73,533

---------- -----------

22,961 56,975

---------- -----------

Total assets $3,829,955 $ 3,905,210

========== ===========

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Liabilities and Capital (deficit)

Current liabilities:

Accrued interest payable $ 29,432 $ 30,214

Due to Fisk Building Associates,

a related party 186,594 244,960

Accrued Expenses 2,109 2,109

First mortgage principal payments

due within one year (Note B) $2,782,374 $ 4,289,171

Second Mortgage 1,500,000 -0-

---------- -----------

Total current liabilities 4,500,509 4,566,454

Capital (deficit) (See analysis, page 4):

March 31, 2000 (670,554) -0-

December 31, 1999 -0- (661,244)

---------- -----------

Total liabilities and

capital (deficit):

March 31, 2000 3,829,955

December 31, 1999 ========== 3,905,210

===========

250 West 57th St. Associates

Analysis of Capital (Deficit)

(Unaudited)

March 31, 2000 December 31, 1999

Capital (deficit):

January 1, 2000 $ (661,244)

January 1, 1999 (624,219)

Add, Net income:

January 1, 2000 through

March 31, 2000 170,690 -0-

January 1, 1999 through

December 31, 1999 -0- 2,719,635

---------- -----------

(490,554) 2,095,416

Less Distributions:

Distribution, November 30, 1999

of Secondary Overage Rent for

the lease year ended

September 30, 1999 -0- 2,036,660

Distributions January 1, 2000

through March 31, 2000 180,000 -0-

Distributions January 1, 1999

through December 31, 1999 -0- 720,000

---------- -----------

180,000 2,756,660

---------- -----------

Capital (deficit):

March 31, 2000 (670,554)

December 31, 1999 ========== $ (661,244)

===========

250 West 57th St. Associates

Condensed Statement of Cash Flows

January 1, 2000 January 1, 1999

through through

March 31, 2000 March 31, 1999

Cash flows from operating activities:

Net income $ 170,690 $ 184,280

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of mortgage refinancing

costs 34,114 1,957

Change in accrued interest payable (782) (48)

Decrease in rent receivable 11,835 -0-

Increase in mortgage refinancing

Costs (100) -0-

Due to Fisk Building Associates (58,366) -0-

---------- ----------

Net cash provided by operating

activities 157,391 186,189

---------- ----------

Cash flows from investing activities:

Improvements in progress (89,108) -0-

---------- ----------

Net cash used in investing

activities (89,108) -0-

---------- ----------

Cash flows from financing activities:

Cash distributions (180,000) (180,000)

Principal payments on long-term debt (6,797) (6,189)

---------- ----------

Net cash used in financing

activities (186,797) (186,189)

---------- ----------

Net decrease in cash (118,514) -0-

Cash and Cash Equivalents,

beginning of period 1,474,005 84,124

---------- ----------

Cash and Cash Equivalents,

end of period $1,355,491 $ 84,124

========== ==========

January 1, 2000 January 1, 1999

through through

March 31, 2000 March 31, 1999

Cash paid for:

Interest $ 88,455 $ 66,100

============ ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2000, its results of operations and cash flows for the three months ended March 31, 2000 and 1999 and its changes in Partners' capital for the three months ended March 31, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's, Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

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

Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Net Lessee. In addition, one of the Joint Venturers is also a member of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1 ("Note C").

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

For the lease year ended September 30, 1999, Net Lessee reported net operating profit of $5,277,912 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,262,956 for the fiscal year ended September 30, 1999. The Secondary Overage Rent of $2,262,956 represents 50% of the excess of the net operating profit of $5,277,912 over $752,000. After deducting $226,296 to Supervisor as an additional payment for supervisory services, the balance of $2,036,660 was distributed to the Participants on November 30, 1999.

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

(i) a maturity date of June 1, 2000 that on April 19,2000 was extended to December 1, 2000;

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

Effective September 22,1999, a second nonrecourse mortgage loan, also held by Apple Bank for Savings in the amount of $1,500,000 was placed on the Property. The terms are interest only at the thirty day LIBOR rate with a maturity date of June 1, 2000. On April 19, 2000, this mortgage was also extended to December 1, 2000.

Note C - Supervisory Services

Registrant pays Supervisor for special legal services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"); plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2000, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the three month period ended March 31, 2000 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 2000.

The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, one of the Joint Venturers, by reason of his respective partnership interest in Supervisor, is entitled to receive his share of any legal fees or other remuneration paid to Supervisor for legal services rendered to Registrant and Net Lessee.

As of March 31, 2000, certain of the Joint Venturers in Registrant held additional Participations as follows:

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

Registrant does not pay dividends. During the three month period ended March 31, 2000, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1999, Registrant made an additional distribution of $2,829 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999. Such increase was the result of an increase in basic rent received from the Net Lessee for the three month period ended March 31, 2000 as compared with the three month period ended March 31, 1999 and dividend income earned on funds temporarily invested.

Total expenses increased for the three month period ended March 31, 2000, as compared to the three month period ended March 31, 1999. Such increase was the result of an increase in interest on the mortgages and increased amortization of the mortgage refinancing costs for the three month period ended March 31, 2000.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the three month period ended March 31, 2000, as compared with the three month period ended March 31, 1999.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 1999, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

Date: May 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 23, 2000

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