Form 10-Q
period 2000-06-30
250 WEST 57TH ST ASSOCIATES
filed 2000-08-15
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates

Condensed Statement of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2000 1999 2000 1999

Income:

Basic rent income, from a

related party (Note B) $ 103,387 $ 79,289 $204,905 $158,579

Advance of primary overage

rent from a related

Party (Note B) 188,000 188,000 376,000 376,000

Dividend income 11,133 -0- 29,092 -0-

------------- ----------- ------------- -----------

Total income $ 302,520 $267,289 $609,997 $534,579

------------- ----------- ------------- ------------

Expenses:

Interest on mortgage 89,370 65,904 177,043 131,955

Supervisory services, to a

related party (Note C) 15,000 15,000 30,000 30,000

Amortization of mortgage

refinancing costs 8,610 1,957 42,724 3,915

Professional fees 74,660 -0- 74,660 -0-

------------ ------------ ------------ ----------

Total expenses $ 187,640 $ 82,861 $ 324,427 $ 165,870

------------ ----------- ------------ ------------

Net income for period $ 114,880 $ 184,428 $ 285,570 $ 368,709

======== ======= ======= =======

Earnings per $5,000

participation unit, based on

720 participation units

outstanding during the period $ 159.56 $ 256.15 $ 396.63 $ 512.10

======= ======= ======= ======

Distributions per $5,000

participation consisted of

the following:

Income $159.56 $ 250.00 $ 396.63 $ 500.00

Return of Capital 90.44 -0- 103.37 -0-

----------- -------------- ------------- --------------

Total distributions $ 250.00 $ 250.00 $ 500.00 $ 500.00

======= ====== ====== ======

At June 30, 2000 and 1999, there were $3,600,000 of participations outstanding.

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

Assets June 30, 2000 December 31, 1999

Current assets:

Cash $ 96,737 $ 92,274

Fidelity U.S. Treasury

Income Portfolio 420,212 1,381,731

Additional rent due from

Fisk Building Associates -0- 11,835

---------- -----------

Total current assets 516,949 1,485,840

---------- -----------

Real estate, at cost:

Property situated at 250-264 West

57th Street, New York, New York:

Land 2,117,435 2,117,435

---------- -----------

Building: 4,940,682 4,940,682

Less: Accumulated depreciation 4,940,682 4,940,682

---------- -----------

-0- -0

---------- -----------

Building improvements: 688,000 688,000

Less: Accumulated depreciation 688,000 688,000

---------- ----------- -0- -0-

---------- -----------

Tenants' installations and

improvements 249,791 249,791

Less: Accumulated amortization 249,791 249,791

---------- -----------

-0- -0-

---------- -----------

Building improvements, construction

in progress 1,502,847 244,960

---------- -----------

Other assets:

Mortgage refinancing costs 130,608 130,508

Less: Accumulated amortization 116,257 73,533

---------- -----------

14,351 56,975

---------- -----------

Total assets $4,151,582 $ 3,905,210

========== ===========

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Liabilities and Capital (Deficit):

Current liabilities:

Accrued interest payable $ 30,042 $ 30,214

Due to Fisk Building Associates,

a related party 579,688 244,960

Accrued expenses 2,109 2,109

First mortgage (Note B) $2,775,417 $ 4,289,171

Second mortgage (Note B) 1,500,000 -0-

---------- -----------

Total current liabilities 4,887,256 4,566,454

Capital (deficit) (See analysis, page 5):

June 30, 2000 (735,674) -0-

December 31, 1999 -0- (661,244)

---------- -----------

Total liabilities and

capital (deficit):

June 30, 2000 $4,151,582

December 31, 1999 ========== $3,905,210

===========

250 West 57th St. Associates

Analysis of Capital (Deficit)

(Unaudited)

June 30, 2000 December 31, 1999

Capital (deficit):

January 1, 2000 $ (661,244)

January 1, 1999 (624,219)

Add, Net income:

January 1, 2000 through

June 30, 2000 285,570 -0-

January 1, 1999 through

December 31, 1999 -0- 2,719,635

---------- -----------

(375,674) 2,095,416

---------- -----------

Less Distributions:

Distribution, November 30, 1999

of Secondary Overage Rent for

the lease year ended

September 30, 1999 -0- 2,036,660

Distributions January 1, 2000

through June 30, 2000 360,000 -0-

Distributions January 1, 1999

through December 31, 1999 -0- 720,000

---------- -----------

360,000 2,756,660

---------- -----------

Capital (deficit):

June 30, 2000 (735,674)

December 31, 1999 ========== $ (661,244)

===========

250 West 57th St. Associates

Condensed Statement of Cash Flows

January 1, 2000 January 1, 1999

through through

June 30, 2000 June 30, 1999

Cash flows from operating activities:

Net income $ 285,570 $ 368,709

Adjustments to reconcile net income

to cash provided by operating

activities:

Amortization of mortgage refinancing

costs 42,724 3,915

Change in accrued interest payable (172) (98)

Decrease in rent receivable 11,835 -0-

Increase in mortgage refinancing

Costs (100) -0-

Due to Fisk Building Associates 334,728 -0-

---------- ----------

Net cash provided by operating

activities 674,585 372,526

---------- ----------

Cash flows from investing activities:

Improvements in progress (1,257,887) -0-

---------- ----------

Net cash used in investing

activities (1,257,887) -0-

---------- ----------

Cash flows from financing activities:

Cash distributions (360,000) (360,000)

Principal payments on long-term debt (13,754) (12,525)

---------- ----------

Net cash used in financing

activities (373,754) (372,525)

---------- ----------

Net increase (decrease) in cash (957,056) 1

Cash and cash equivalents,

beginning of period 1,474,005 84,124

---------- ----------

Cash and cash equivalents,

end of period $ 516,949 $ 84,125

========== ==========

January 1, 2000 January 1, 1999

through through

June 30, 2000 June 30, 1999

Cash paid for:

Interest $ 177,215 $ 132,054

=========== ==========

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2000, its results of operations for the six and three months ended June 30, 2000 and 1999, its cash flows for the six months ended June 30, 2000 and 1999 and its changes in Partners' capital for the six months ended June 30, 2000. Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2000, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the six month period ended June 30, 2000 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $20,000 of the Basic Payment and $10,000 on account of the Additional Payment for the six month period ended June 30, 2000.

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

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, one of the Joint Venturers, by reason of his respective partnership interest in Supervisor, is entitled to receive his share of any fees or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

As of June 30, 2000, certain of the Joint Venturers in Registrant held additional Participations as follows:

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

Registrant does not pay dividends. During the six month period ended June 30, 2000, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 1999, Registrant made an additional distribution of $2,829 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999. Such increase was the result of an increase in basic rent received from the Net Lessee for the six month period ended June 30, 2000 as compared with the six month period ended June 30, 1999 and dividend income earned on funds temporarily invested.

Total expenses increased for the six month period ended June 30, 2000, as compared to the six month period ended June 30, 1999. Such increase was the result of an increase in interest on the mortgages, increased amortization of the mortgage refinancing costs and professional fees for the six month period ended June 30, 2000.

Liquidity and Capital Resources

There has been no significant change in Registrant's liquidity for the six month period ended June 30, 2000, as compared with the six month period ended June 30, 1999.

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

Date: August 14, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 14, 2000

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