Form 10-Q
period 2000-09-30
250 WEST 57TH ST ASSOCIATES
filed 2000-11-22
CIK 100412

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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


An Exhibit Index is located on Page 15 of this Report. Number of pages (including exhibits) in this filing: 15



                       PART I.  FINANCIAL INFORMATION

                        250 West 57th St. Associates
                        Condensed Income Statements
                                (Unaudited)
Item 1.  Financial Statements.

				                            For the Three Months	For the Nine Months
                             				Ended September 30,		Ended September 30,
                                			2000        1999		   2000       1999
Income:
  Basic rent, from a
   related party (Note B)      $ 104,707  $    80,021	$  309,613  $  238,600
  Advance of primary
   overage rent, from a
   related party (Note B)        188,000      188,000	   564,000	   564,000
  Secondary overage rent,
   from a related party
   (Note B)			                 2,525,723    2,262,956	 2,525,723   2,262,956
  Dividend income		                2,515	       1,282	    31,607	     1,282
                     			      ----------	 ----------	 ----------  ----------
	   Total income	              2,820,945    2,532,259	 3,430,943   3,066,838
                     			      ----------	 ----------	 ----------  ----------
Expenses:
	Interest on mortgage             90,520	      67,767	   267,564     199,722
	Supervisory services,
      to a related party
	(Note C)	                       272,572	     241,296	   302,572     271,296
	Amortization of mortgage
    refinancing costs	             8,610 	      4,656	    51,334       8,570
 Professional fees, including
    $68,560 to a related
    party (Note D)                   -0-          -0-     74,660         -0-
                     			      ----------	   ----------	----------  ----------
		Total expenses                 371,702      313,719	   696,130     479,588
                          				 ---------	  ----------	 ----------  ----------
Net Income	                   $2,449,243	  $2,218,540 $2,734,813  $2,587,250
                          				==========   ==========	==========  ==========
Earnings per $5,000
	participation unit,
	based on 720 participation
	units outstanding
	during the year              $ 3,401.73  $ 3,081.31	$ 3,798.35  $ 3,593.40
                          				==========  ==========	==========  ==========
Distributions per $5,000
 participation unit
 consisted of the following:
	Income	                      $   250.00  $   250.00	$   750.00  $   750.00
           	                  ----------  ----------	----------  ----------
  Total distributions         $   250.00  $   250.00	$   750.00  $   750.00
                     			      ==========  ==========	==========  ==========

At September 30, 2000 and 1999, there were $3,600,000 of participation units outstanding.

                        250 West 57th St. Associates
                          Condensed Balance Sheets
                                (Unaudited)


Assets				                        September 30, 2000    December 31, 1999
Current assets:
  Cash				                            $   96,719		        $    92,274
  Fidelity U.S. Treasury
   Income Portfolio 		                   100,420	           1,381,731
  Additional rent due from
   Fisk Building Associates         	  2,525,723		             11,835
                                					 ----------		        -----------
  Total current assets		               2,722,862	        	  1,485,840
                                					 ----------          -----------

Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land			                          	  2,117,435		          2,117,435
                                      ----------          -----------
   Building:			                        4,940,682		          4,940,682
    Less: Accumulated
 	   Depreciation    	                 4,940,682	        	  4,940,682
                                					 ----------	        	-----------
                                   					 	  -0-		           	   -0-
                                      ----------          -----------
   Building improvements:	               688,000		            688,000
    Less: Accumulated
	    depreciation	                       688,000	        	    688,000
                                					 ----------	        	-----------
                                    						  -0-		           	   -0-
                                      ----------          -----------
   Tenants' installations and
    improvements			                      249,791		            249,791
    Less: Accumulated amortization       249,791		            249,791
                                					 ----------	        	-----------
                                   					 	  -0-           			   -0-
                                      ----------          -----------

Building improvements, construction
   in progress		                       1,918,556		            244,960
                                					 ----------        		-----------
Other assets:
   Mortgage refinancing costs	           130,608		            130,508
    Less: Accumulated
		amortization	                          124,868		             73,533
                                					 ----------	        	-----------
                                 				      5,740 	             56,975
                                					 ----------		        -----------
Total assets			                       $6,764,593		        $ 3,905,210
                                					 ==========		        ===========


                       250 West 57th St. Associates
                         Condensed Balance Sheets
                                (continued)
                                (Unaudited)


Liabilities and Capital        September 30, 2000    December 31, 1999
  (Deficit) :
Current liabilities:
   Accrued interest payable	       	$   29,959	        	$    30,214
   Due to Fisk Building Associates,
    a related party        		          673,089		            244,960
   Accrued expenses                      2,109                2,109
   Accrued supervisory services,
    to a related party (Note C)        257,572                -0-
   First mortgage (Note B)         	 2,768,294		           2,789,171
   Second mortgage (Note B)          1,500,000             1,500,000
                               					----------		         -----------
	Total current liabilitie            5,231,023		           4,566,454


Capital(deficit) (See analysis, page 5):
   September 30, 2000                1,533,570                -0-
   December 31, 1999			                  -0-		              (661,244)
                              						----------		          -----------
	Total liabilities and
    capital (deficit) :
   September 30, 2000		            $ 6,764,593
   December 31, 1999			             ==========		          $ 3,905,210
                                                    						 ==========


                         250 West 57th St. Associates
                         Analysis of Capital (Deficit)
                                 (Unaudited)


                             					September 30, 2000    December 31, 1999
Capital (deficit):
  January 1, 2000	                			$ (661,244)
  January 1, 1999				 		                                 	$  (624,219)
    Add, Net income:
January 1, 2000 through
		  September 30, 2000	               2,734,814			              -0-
January 1, 1999 through
  December 31, 1999			                    -0-		              2,719,635
       						                        ----------	          	-----------
                     						           2,073,570		            2,095,416
                                     ----------            -----------
Less Distributions:
  Distributions January 1, 2000
   through September 30, 2000		         540,000			              -0-
  Distributions January 1, 1999
   through December 31, 1999		           -0-		                 720,000
  Distribution, November 30, 1999
   of Secondary Overage Rent for
   the lease year ended
   September 30, 1999		                	 -0-		               2,036,660
                               						----------	          	-----------
                               						   540,000		            2,756,660
                               						----------	          	-----------

Capital (deficit):
  September 30, 2000		              $ 1,533,570
  December 31, 1999			               ==========	          	$  (661,244)
	                                                          ===========

                          250 West 57th St. Associates
                       Condensed Statements of Cash Flows
                                  (Unaudited)
                             			    January 1, 2000    January 1, 1999
                             					       through		         through
                          					   September 30, 2000  September 30, 1999

Cash flows from operating activities:
   Net income		                      		$ 2,734,814	      	$2,587,250
   Adjustments to reconcile net
income to net cash provided
 by operating activities:
   Amortization of mortgage
refinancing costs			                        51,334		           8,570
   Change in accrued interest payable         (255)		           (149)
   Change in accrued expenses		            257,572		         226,296
   Change in additional rent due	       (2,513,888)	      (2,263,688)
   Increase in mortgage refinancing
      costs                                   (100)          (71,967)
   Due to Fisk Building Associates         428,129                -0-
                                       	-----------		      ----------
Net cash provided by operating
  activities				                           957,606		         486,312
                                  						-----------		      ----------
Cash flows from investing activities:
   Improvements in progress	            (1,673,596)	         (37,748)
                             					      -----------	       ----------
	Net cash used in investing
	  activities		                         (1,673,596)	         (37,748)
                              		 	      -----------	       ----------
Cash flows from financing activities:
   Cash distributions			                  (540,000)	        (540,000)
   Principal payments on long-term debt    (20,876)          (19,011)
   Proceeds from second mortgage               -0-         1,500,000
                                 	 					-----------		      ----------
Net cash provided by (used in)
 financing activities 			                 (560,876)	         940,989
                                  						-----------	      	----------
Net increase (decrease) in cash
 and cash equivalents                   (1,276,866)        1,389,553

Cash and cash equivalents,
    beginning of period		                1,474,005		          84,124
                                 						-----------	       	----------
Cash and cash equivalents,
    end of period		                  		$   197,139	      $ 1,473,677
                                 						===========     	  	==========
                                						 January 1, 2000 	January 1, 1999
                                 					      through	        through
                      				          September 30, 2000 September 30, 1999
Cash paid for:
Interest					                          $   267,817		      $  199,871
                                  					===========	      	==========




NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of
September  30, 2000, its results of operations for the nine and three months ended September 30, 2000 and 1999, its cash flows for the nine months ended
September 30, 2000 and 1999 and its changes in partners' capital for the nine months ended September 30, 2000.  Information included in the condensed balance sheet as of December 31, 1999 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 1999
(the "10-K") previously filed with the Securities and Exchange
Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the nine months ended September
30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note B - Interim Period Reporting

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

		For the lease year ended September 30, 2000, Net Lessee reported net operating profit of $5,903,444 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,525,723 for the fiscal year ended September 30, 2000. The Secondary Overage Rent of $2,525,723 represents 50% of the excess of the net operating profit of $5,903,444 over $752,000, less $49,999 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After deducting $252,572 to Supervisor as an additional payment for supervisory services, the balance of $2,273,151 will be distributed to the Participants on November 30, 2000.

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

(i) a maturity date of June 1, 2000 that on April
19, 2000 was extended to December 1, 2000;


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

		Effective September 22, 1999, a second nonrecourse mortgage loan, also held by Apple Bank for Savings, in the amount of $1,500,000 was placed on the Property. The terms are interest only at the thirty day LIBOR rate with a maturity date of June 1, 2000. On April 19, 2000, this mortgage was also extended to December 1, 2000.

Note C - Supervisory Services

		Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 2000, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

 		No remuneration was paid during the nine month period ended September 30, 2000 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $30,000 of the Basic Payment and $15,000 on account of the Additional Payment for the nine month period ended
September 30, 2000.

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

		As of September 30, 2000, certain of the Joint Venturers in Registrant held additional Participations as follows:

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


                        Note D Professional Fees

          During the nine months ended September 30, 2000, professional fees totaling $68,560 were paid to the firm of Wien & Malkin LLP, a related party.








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

		Registrant does not pay dividends. During the nine month period ended September 30, 2000, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2000, Registrant will make an additional distribution of $3,157.15 for each $5,000 participation. Such distribution represents the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes
B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net
Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

		The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three and nine month periods ended September 30, 2000, as compared with the three and nine month periods ended September 30, 1999. Such increase was the result of an increase in basic rent and an increase in Secondary Overage Rent payable by the Net Lessee for the lease year ended
September 30, 2000, as compared with the lease year ended September 30, 1999 and dividend income earned.

Total expenses increased for the three and nine month periods ended September 30, 2000, as compared to the three and nine month periods ended September 30, 1999. Such increase was the result of an increase in the additional payment for supervisory services due to increased Secondary Overage Rent, an increase in interest expense on the mortgages,an increase in amortization of mortgage refinancing costs and professional fees.






Liquidity and Capital Resources

		There has been no significant change in Registrant's liquidity for the nine month period ended September 30, 2000, as compared with the nine month period ended September 30, 1999.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

		The Property of Registrant is the subject of the following pending litigation:

		Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-
Spear, Inc. and Mrs. Helmsley before the American Arbitration
Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP are continuing their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee.


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


Date: November 20, 2000


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2000













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