Form 10-K
period 2000-12-31
250 WEST 57TH ST ASSOCIATES
filed 2001-04-16
CIK 100412

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

An Exhibit Index is located on pages 34 through 36 hereof.
Number of pages (including exhibits) in this filing: 51



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

        As of December 31, 2000, the Building was approximately 97.66% occupied by approximately 299 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

        (b)     Net Lease

        Effective May 1, 1975, the lease between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides for basic rent equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17,

                        -1-
2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization ( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage" ) from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ): provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

        For the lease year ended September 30, 2000, Net Lessee reported net operating profit of $5,903,444 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,525,723 for the fiscal year ended September 30, 2000. The Secondary Overage Rent of $2,525,723 represents 50% of the excess of the net operating profit of $5,903,444 over $752,000 ,less $49,999 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After the payment of $252,572 to Supervisor as an additional payment for supervisory services, the balance of $2,273,151 was distributed to the Participants on November 30, 2000.

        Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of

                             -2-
Registrant's fiscal year.  See Note 4 of Notes to Financial
Statements filed under Item 8 hereof (the "Notes") regarding
Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2000, 1999 and 1998.

        The Net Lease provides for one renewal option of 25 years. The Participants in Registrant and the partners in Net Lessee have agreed to execute three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.
		(c)	Mortgage Loan Refinancing

        Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property.
        Monthly payments under the mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to
1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates.
        On June 1, 2003 the interest rate on all amounts advanced following the closing will be converted to a fixed rate equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.
        The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term thereof.


		(d)	Competition

		The average annual base rental rate payable to Net Lessee for leases being done at this time is $26.45 per square foot (exclusive of electricity charges and escalation).

		Current asking rents for the building range from $42 to $50 per square foot.

		(e)	Tenant Leases

		Net Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon
                                -3-
residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's particular lease. With respect to the retail leases, the tenants are required to pay electricity charges and taxes, and some tenants are required to pay cost of living increases in rent. In one particular instance, percentage rent was included in the tenant's lease in lieu of cost of living increases.

Item 2.  Properties.

         As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder.
Registrant's fee title to the Property is encumbered by a Mortgage Loan which, at December 31, 2000, had an unpaid principal balance of $7,000,000. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

        The Building, erected in 1921 and containing 26 floors, occupies the entire block front on the south side of West 57th Street between Broadway and Eighth Avenue, New York, New York. The Building has ten passenger and three freight elevators and is equipped with a combination of central and individual window unit air-conditioning.

        The Building is net leased to Net Lessee under the Net Lease. A modification of the Net Lease, effective October 1, 1984, provides for a further renewal term of 25 years, from October 1, 2003 through September 30, 2028. The holders of more than 80% of the participations in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms. There is no change in the terms of the Net Lease during the renewal periods. See Item 1 hereof.

        A majority of the Building's tenants are engaged in the entertainment business, insurance business, publishing, and the practice of law, accounting and dentistry. In addition, there are several commercial tenants located on the street level of the Building, including a restaurant and several retail stores.
                        -4-
Item 3.  Legal Proceedings.

         The Property of Registrant is the subject of the following pending litigation:

         Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et.
al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
as managing and leasing agent for all of the buildings.
Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien
& Malkin LLP filed an arbitration complaint against Helmsley-
Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated
December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Mr. Malkin and Wien & Malkin LLP are evaluating with counsel possible court review of the decision and other action.


Item 4.      Submission of Matters to a Vote of Participants.

        No matters were submitted to the participants during the last quarter of the period covered by this report.

                        -5-
PART II


Item 5.	Market for Registrant's Common Equity
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

        (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 31 transfers of Participations during 2000. In one instance, the indicated purchase price was equal to three times the face amount of the Participation transferred, i.e., $15,000 for a $5,000 Participation. In all other cases, no consideration was indicated.

        (b) As of December 31, 2000, there were 567 holders of Participations of record.

        (c) Registrant does not pay dividends. During the years ended December 31, 2000 and 1999, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2000 and November 30, 1999, Registrant made additional distributions for each $5,000 Participation of $3,157 and $2,829, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

                        -6-

[SELECTED FINANCIAL DATA]

Item 6.

                                  250 WEST 57th ST. ASSOCIATES

                                     SELECTED FINANCIAL DATA


                                                   Year ended December 31,

                                       2000       1999       1998       1997       1996


Basic minimum annual rent income.   $  429,740 $  341,274 $  317,157 $  317,157 $  317,157
Primary overage rent income......      752,000    752,000    752,000    752,000    752,000
Secondary overage rent income....    2,525,723  2,262,956  2,282,064  1,326,984  1,658,477

   Total revenues................   $3,707,463 $3,356,230 $3,351,221 $2,396,141 $2,727,634

Net income.......................   $2,952,546 $2,719,635 $2,787,347 $1,909,974 $2,224,320

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year............................   $    4,101 $    3,777 $    3,871 $    2,653 $    3,089


Total assets.....................   $6,759,030 $3,905,210 $2,212,651 $2,220,481 $2,228,311


Long-term obligations...........    $7,000,000 $     -    $2,789,171 $2,814,821 $2,838,179

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
   Income........................   $    4,101 $    3,777 $    3,850 $    2,634 $    3,073
   Return of capital.............           56         52       -          -          -

   Total distributions...........   $    4,157 $    3,829 $    3,850 $    2,634 $    3,073













                                -7-

Item 7.	Management's Discussion and Analysis of Financial
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

		Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market over the next few years. The following summarizes the material factors for the three most re-cent years affecting Registrant's results of operations for such periods:

(a)	Total income increased for the year ended December 31, 2000
as compared with the year ended December 31, 1999. The increase resulted from an increase in Basic minimum rent, an increase in dividend income and interest income and an increase in Secondary Overage Rent. See Note 4 of the
Notes.  Total income increased for the year ended December
31, 1999 as compared with the year ended December 31, 1998.
The increase resulted from an increase in Basic minimum rent and dividend income. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2000 as compared with the year ended December 31, 1999. The increase resulted from an increase in the additional payment for supervisory services payable with respect to an increased amount of Secondary Overage Rent received by Registrant in 2000, payment of second mortgage interest expense and an increase in professional fees and amortization of mortgage refinancing costs. See Notes 3 and 5 of the Notes. Total expenses increased for the year ended December 31, 1999 as compared with the year ended December
31, 1998. The increase was the net result of an increase in mortgage interest expense, professional fees and amortization of mortgage refinancing costs and a decrease in supervisory service expense. See Notes 3 and 5 of the Notes.

                                -8-
{SELECTED FINANCIAL DATA]

Item 7.
                                250 WEST 57th ST. ASSOCIATES

                              QUARTERLY RESULTS OF OPERATIONS



The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K.
In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                             Three Months Ended

                        March 31,       June 30,        September 30,   December 31,
                          1999            1999              1999          1999
Statement of Income Data:
 Basic rent income      $ 79,290        $ 79,289        $   80,021      $102,675
  Advance of primary
   overage rent income   188,000         188,000           188,000       188,000
  Secondary overage rent
   income                  -               -             2,262,956          -
  Dividend income          -               -                 1,282        17,110
    Total revenues       267,290         267,289         2,532,259       307,785

  Interest on mortgages   66,051          65,904            67,767        87,700
  Supervisory services    15,000          15,000           241,296        15,000
  Professional fees        -               -                    -         37,748
  Amortization of mortgage
   refinancing costs       1,958           1,957             4,656        34,950
    Total expenses        83,009          82,861           313,719       175,398

    Net income          $184,281        $184,428        $2,218,540      $132,387

Earnings per $5,000
 participation unit, based
 on 720 participation
 units outstanding during
 each period            $    256        $    256        $    3,081      $    184















                                -9-



Item 7.
                             250 WEST 57th ST. ASSOCIATES

                       QUARTERLY RESULTS OF OPERATIONS (Continued)


                         Three Months Ended


                        March 31,     June 30,      September 30,   December 31,
                         2000           2000             2000         2000
Statement of Income Data:
  Basic rent income     $101,518        $103,387        $  104,707      $120,128
  Advance of primary
   overage rent income   188,000         188,000           188,000       188,000
  Secondary overage
   rent income              -               -            2,525,723          -
  Dividend and
   interest income        17,959          11,133             2,515        14,309
    Total revenues       307,477         302,520         2,820,945       322,437

  Interest on mortgages   87,673          89,370            90,520       110,706
  Supervisory services    15,000          15,000           272,572        10,000
  Professional fees          -            74,660             -           (34,300)
  Amortization of mortgage
   refinancing costs      34,114           8,610             8,610        18,298
    Total expenses       136,787         187,640           371,702       104,704

    Net income          $170,690        $114,880        $2,449,243      $217,733


Earnings per $5,000
 participation unit, based
 on 720 participation
 units outstanding during
 each period            $    237        $    160        $    3,402      $    302





                                     -10-



Liquidity and Capital Resources

        Registrant's liquidity has changed significantly as a result of a new mortgage placed on the property in 2000. The prior first mortgage matured in 2000 and was therefore reflected as a current liability at December 31, 1999. The new mortgage matures on December 1, 2005 and is therefore reflected as a long-term liability at December 31, 2000.

        No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

        Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property. Registrant foresees no need to make material commitments for capital expenditures while the Lease is in effect.

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


Item 8.  Financial Statements and Supplementary Data.

         The financial statements, together with the accom-panying report by, and the consent to the use thereof, of J.H.
Cohn LLP immediately following, are being filed in response to this item.
                                -11-

Item 9.	Disagreements on Accounting and Financial Disclosure.

		Not applicable.

                        PART III

Item 10. Directors and Executive Officers of the Registrant.

         Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Joint Venturer in Registrant. The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 2000 the following: name, age, nature of any family relationship with any other Joint Venturer, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:

                                                                  Date
                                                  Principal       Individual
                    Nature of                     Occupation      became
                    Family        Business        and             Joint
Name        Age     Relationship  Experience      Employment      Venturer

Peter L. Malkin 67  Father of    Real Estate     Senior Partner   1982
                    Anthony E.   Supervision      and Chairman
                    Malkin       and Law         Wien & Malkin
                                                 LLP

Anthony E. Malkin 38 Son of      President       President of    1998
                     Peter L.    of real estate  W&M Properties,
                     Malkin      management      Inc.
                                 company

        As stated in Item 1 hereof, one of the Joint Venturers is a member of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.
                             -12-
        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Joint Venturers are also either a director, joint venturer or general partner are as follows:

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

        No remuneration was paid during the fiscal year ended December 31, 2000 by Registrant to any of the Joint Venturers as such. Registrant pays Supervisor, for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 2000, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $312,572 during the fiscal year ended December 31, 2000. Registrant also paid to Supervisor professional fees in the amount of $68,560 in connection with the mortgage refinancing for the improvement program. See Item 4. The supervisory services provided to Registrant by Supervisor include real estate supervisory, legal, administrative and financial services. The services include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage and conducting annual partnership meetings. Financial services include monthly receipt of rent from the Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by the Net Lessee and financial statements audited by and tax
                        -13-

information prepared by Registrants' independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange
Commission and applicable state authorities.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2000, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

         (b)  At December 31, 2000, the Joint Venturers (see
Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

          At such date, certain of the Partners held additional
Participations as follows:

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

              (c)     Not applicable.


Item 13. Certain Relationships and Related Transactions.

              (a) As stated in Item 1 hereof, each Joint Venturer acts as agent for his respective group of Participants. Mr. Malkin is also a partner in Net Lessee. As a consequence of one of the two Joint Venturers being a partner in Net Lessee and one of the two Joint Venturers being a member of Supervisor (which supervises Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.
                        -14-
However, under the respective participating agreements pursuant to which the Joint Venturers act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

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

                                -15-
PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K.

         (a)(1)  Financial Statements:

        Consent of J.H. Cohn LLP, Certified Public Accountants, dated February 19, 2001.

        Accountant's Report of J.H. Cohn LLP, Certified Public
        Accountants, dated February 15, 2001.

        Balance Sheets at December 31, 2000 and at December 31,
        1999 (Exhibit A).

        Statements of Income for the fiscal years ended
        December 31, 2000, 1999 and 1998 (Exhibit B).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 2000 (Exhibit C-1).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1999 (Exhibit C-2).

        Statement of Partners' Capital Deficit for the fiscal year ended December 31, 1998 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 2000, 1999 and 1998 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended December 31, 2000, 1999 and 1998.

        (2)     Financial Statement Schedules:

        List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December 31,
        2000 (Schedule III).

        (3)     Exhibits:  See Exhibit Index.

        (b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

[LETTER OF J.H. COHN
ACCOUNTANTS & CONSULTANTS]




INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 250 West 57th St. Associates
(a Joint Venture)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates (the "Company") as of December 31, 2000 and 1999, and the related statements of income, partners' capital deficit and cash flows for each of the three years in the period ended December 31, 2000, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United
States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.





						J.H. Cohn LLP



New York, N. Y.
February 15, 2001

						February 19, 2001



250 West 57th St. Associates
New York, N.Y.

We consent to the use of our independent accountants' report dated February 15, 2001, covering our audits of the accompanying financial statements of 250 West 57th St. Associates in connection with and as part of your December 31, 2000 annual report (Form 10-K) to the Securities and Exchange Commission.


						J.H. Cohn LLP

                                                                 EXHIBIT A
                                 250 WEST 57th ST. ASSOCIATES

                                        BALANCE SHEETS

                                          A S S E T S

                                                                 December 31,

                                                         2000                    1999

Current Assets:
  Cash and cash equivalents (Note 10):
    Cash in banks     .......................               $1,739,790              $   32,274
    Cash in distribution account held by
     Wien & Malkin LLP.......................                   60,000                  60,000
    Fidelity U.S. Treasury Income Portfolio..                  139,008               1,381,731
          TOTAL CASH AND CASH EQUIVALENTS....                1,938,798               1,474,005

  Additional rent due from Fisk
   Building Associates, a related party......                     -                     11,835
          TOTAL CURRENT ASSETS...............                1,938,798               1,485,840

Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2b and 3):
     Land....................................                2,117,435               2,117,435
     Building................................   $4,940,682              $4,940,682
       Less: Accumulated depreciation........    4,940,682        -      4,940,682        -
     Building improvements...................      688,000                 688,000
       Less: Accumulated depreciation........      688,000        -        688,000        -
     Tenants' installations and
      improvements...........................      249,791                 249,791
        Less: Accumulated depreciation.......      249,791        -        249,791        -

     Building improvements,
      construction in progress...............                2,198,805                 244,960
          TOTAL REAL ESTATE..................                4,316,240               2,362,395

Other Assets:
  Mortgage refinancing costs (Note 2c).......      516,549                 130,508
    Less: Accumulated amortization...........       12,557                  73,533

                                                               503,992                  56,975

          TOTAL ASSETS.......................               $6,759,030              $3,905,210

                           LIABILITIES AND PARTNERS' CAPITAL DEFICIT

Current Liabilities:
  Accrued expenses...........................               $   43,814              $   32,323
  Due to Fisk Building Associates,
   a related party...........................                  417,065                 244,960
  Principal payments of mortgages payable
   within one year (Note 3)..................                     -                  4,289,171
          TOTAL CURRENT LIABILITIES..........                  460,879               4,566,454

Long-term Liabilities:
  Bonds, mortgages and similar debt:
    First and second mortgages
     payable (Note 3)........................   $7,000,000              $4,289,171
      Less: Current installments shown
       above.................................         -                  4,289,171
                                                             7,000,000                    -


          TOTAL LIABILITIES..................                7,460,879               4,566,454

Partners' Capital Deficit (Exhibit C)........                 (701,849)               (661,244)

          TOTAL LIABILITIES AND
           PARTNERS' CAPITAL DEFICIT.........               $6,759,030              $3,905,210

	See accompanying notes to financial statements.

                                -19-
                                                                 EXHIBIT B

                                 250 WEST 57th ST. ASSOCIATES

                                     STATEMENTS OF INCOME



                                                Year ended December 31,
                                      2000               1999              1998

Revenues:
  Rent income, from a
   related party (Note 4).........	$3,707,463	$3,356,230	$3,351,221
  Dividend income.................          33,195          18,392           -
  Interest income.................          12,721             -             -
                                         3,753,379       3,374,622       3,351,221

Expenses:

  Interest on mortgages
   (Note 3).......................         378,269         287,423         265,616

  Supervisory services, to
   a related party (Note 5).......         312,572         286,296         287,959

  Professional fees, principally
   to a related party (Note 6)....          40,360          37,748           2,469

  Amortization of mortgage
   refinancing costs (Note 2c)....	    69,632	    43,520	     7,830

                                  	   800,833	   654,987	   563,874
          NET INCOME, CARRIED TO
           PARTNERS' CAPITAL
           DEFICIT (NOTE 9).......	$2,952,546	$2,719,635	$2,787,347


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each
 year.............................	$    4,101	$    3,777	$    3,871












	See accompanying notes to financial statements.
                                 -20-
                                                                    EXHIBIT C-1
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 2000


                       Partners'                                  Partners'
                    capital deficit   Share of                 capital deficit
                    January 1, 2000  net income Distributions December 31, 2000


Anthony E. Malkin
  Joint Venture #1..    $ (66,124)    $  295,255   $  299,315      $ (70,184)

Anthony E. Malkin
  Joint Venture #2..      (66,124)       295,254      299,315        (70,185)

Anthony E. Malkin
  Joint Venture #3..      (66,124)       295,254      299,315        (70,185)

Anthony E. Malkin
  Joint Venture #4..      (66,124)       295,254      299,315        (70,185)

Peter L. Malkin
 Joint Venture #1...      (66,124)       295,254      299,315        (70,185)

Peter L. Malkin
 Joint Venture #2...      (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #3...      (66,124)       295,255      299,316        (70,185)

Peter L. Malkin
 Joint Venture #4...      (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #5...      (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #6...      (66,125)       295,255      299,315        (70,185)

                        $(661,244)    $2,952,546   $2,993,151      $(701,849)












	See accompanying notes to financial statements.
                                -21-
                                                          EXHIBIT C-2
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1999


                        Partners'                                  Partners'
                    capital deficit   Share of                 capital deficit
                    January 1, 1999  net income Distributions December 31, 1999


Anthony E. Malkin
  Joint Venture #1....   $ (62,422)    $  271,964   $  275,666      $ (66,124)

Anthony E. Malkin
  Joint Venture #2....     (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #3....     (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #4....     (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #1.....     (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #2.....     (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #3...       (62,421)       271,963      275,666        (66,124)

Peter L. Malkin
 Joint Venture #4...       (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #5...       (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #6...       (62,422)       271,963      275,666        (66,125)

                         $(624,219)    $2,719,635   $2,756,660      $(661,244)














	See accompanying notes to financial statements.

                               -22-
                                                                EXHIBIT C-3
                                 250 WEST 57th ST. ASSOCIATES

                            STATEMENT OF PARTNERS' CAPITAL DEFICIT
                                 YEAR ENDED DECEMBER 31, 1998


                        Partners'                                  Partners'
                      capital deficit   Share of                 capital deficit
                      January 1, 1998  net income Distributions December 31, 1998


Anthony E. Malkin
 Joint Venture #1
 (formerly Stanley Katzman
  Joint Venture #1)...  $ (63,993)    $  278,735   $  277,164      $ (62,422)

Anthony E. Malkin
 Joint Venture #2
 (formerly Stanley Katzman
  Joint Venture #2).....  (63,993)       278,735      277,164        (62,422)

Anthony E. Malkin
 Joint Venture #3
 (formerly Stanley Katzman
  Joint Venture #3).....  (63,993)       278,735      277,164        (62,422)

Anthony E. Malkin
 Joint Venture #4
 (formerly Stanley Katzman
  Joint Venture #4).....  (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #1.......  (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #2.......  (63,993)       278,735      277,164        (62,422)

Peter L. Malkin
 Joint Venture #3.......  (63,993)       278,735      277,163        (62,421)

Peter L. Malkin
 Joint Venture #4.......  (63,993)       278,734      277,163        (62,422)

Peter L. Malkin
 Joint Venture #5.......  (63,993)       278,734      277,163        (62,422)

Peter L. Malkin
 Joint Venture #6.......  (63,993)       278,734      277,163        (62,422)

                        $(639,930)    $2,787,347   $2,771,636      $(624,219)









	See accompanying notes to financial statements.

                                -23-
                                                           EXHIBIT D
                                 250 WEST 57th ST. ASSOCIATES

                                   STATEMENTS OF CASH FLOWS




                                                 Year ended December 31,
                                             2000           1999          1998


Cash flows from operating activities:
  Net income..............................$ 2,952,546   $ 2,719,635   $ 2,787,347
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Amortization.........................     69,632        43,520         7,830
     Change in additional rent due
      from Fisk Building Associates.......     11,835       (11,835)         -
     Change in accrued expenses...........     11,491        10,273          (183)
     Change in due to Fisk
      Building Associates.................    172,105          -             -

          Net cash provided by
           operating activities...........  3,217,609     2,761,593     2,794,994

Cash flows from investing activities:
  Payments for building improvements,
    construction in progress               (1,953,845)         -             -

          Net cash used in investing
           activities..................... (1,953,845)         -             -

Cash flows from financing activities:
  Cash distributions...................... (2,993,151)   (2,756,660)   (2,771,636)
  Principal payments on long-term debt.... (4,289,171)      (25,650)      (23,358)
  Proceeds from second mortgage payable...  7,000,000     1,500,000          -
  Payment of mortgage refinancing costs...   (516,649)      (89,402)         -


          Net cash used in financing
           activities.....................   (798,971)   (1,371,712)   (2,794,994)

          Net change in cash..............    464,793     1,389,881          -

Cash and cash equivalents,
 beginning of year........................  1,474,005        84,124        84,124

          CASH AND CASH EQUIVALENTS,
           END OF YEAR....................$ 1,938,798   $ 1,474,005   $    84,124



Supplemental disclosures of cash flow information:
    Cash paid for:
     Interest.............................$   364,669   $   279,258   $   265,799


Supplemental disclosures of noncash
 investing and financing activities:

In 1999 the Company purchased certain building improvements, construction in progress, totaling $244,960, by means of a financing agreement with the Lessee.



	See accompanying notes to financial statements.
                               -24-

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

       In 1999 the Company began a building improvements program (see Note
       12). At December 31, 2000 building improvements construction costing $2,198,805 was in progress. No depreciation has been taken on these assets since they were not finished or put into service as of December 31, 2000.

    c. Mortgage refinancing costs, amortization and related party transactions:

       Mortgage refinancing costs in 1999 include charges of $41,106 incurred in connection with the 1996 modification of the previous first mortgage (see Note 3); such charges include $17,754 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs were amortized ratably over the extended term of the previous first mortgage, from March 1, 1996 through November 17, 2000.

       Mortgage refinancing costs paid in 1999, totaling $89,402, include charges incurred in connection with the second mortgage. Such charges include $17,435 paid to the firm of Wien & Malkin LLP. These mortgage refinancing costs were amortized ratably over the extended term of the second mortgage, from September 22, 1999 through November 17, 2000.

       Mortgage refinancing costs paid in 2000, totaling $516,549, include charges incurred in connection with the new first mortgage. Such charges include $38,817 paid to the firm of Wien & Malkin LLP. These mortgage refinancing costs are being amortized ratably over the term of the new first mortgage, from November 17, 2000 through December 1, 2005.

                                -25-
                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)






2.  Summary of Significant Accounting Policies (continued)

    d. Use of estimates:

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




3.    First and Second Mortgages Payable

      The previous first mortgage was held by Apple Bank for Savings and was scheduled to mature on December 1, 2000, as extended from June 1, 2000. Annual mortgage charges were $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

      Effective September 22, 1999 a second mortgage was placed on the property with Apple Bank for Savings, in the amount of $1,500,000, to finance the building improvements program (see Note 12). The mortgage required monthly payments of interest only based on the 30-day LIBOR rate and was scheduled to mature on December 1, 2000, as extended from June 1, 2000.

      Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the then existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property.

      Monthly payments under the mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by the Company.

      On June 1, 2003, the interest rate on all amounts advanced following the closing will be converted to a fixed rate equal to 1.65 percentage points above the then current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.

      The real estate is pledged as collateral for the first mortgage.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




4. Related Party Transactions - Rent Income

Rent income earned during the year ended December 31, 2000, 1999 and 1998, totaling $3,707,463, $3,356,230 and $3,351,221, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984, September 1, 1999 and November 17, 2000) with the Lessee, consisting of the following:

                                             Year ended December 31,
                                         2000         1999          1998

     Basic minimum annual rent...     $  429,740   $  341,274   $  317,157
     Primary overage rent........        752,000      752,000      752,000
     Secondary overage rent......      2,525,723    2,262,956    2,282,064

                                      $3,707,463   $3,356,230   $3,351,221


The lease, as modified, provided for rent income until September 30, 2003, as follows:

A) A basic annual rent equal to the sum of $28,000 plus current mortgage requirements for interest and amortization.

The lease modification dated November 17, 2000 provides that the basic rent will be payable in equal monthly installments totaling an annual amount equal to the sum of $28,000, plus payments for interest and amortization (not including any balloon principal payment due at maturity) required annually under the new $15,500,000 first mortgage loan from Emigrant Savings Bank (Note 3), and any refinancings of such mortgage.


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




5.  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2000, 1999 and 1998, totaling $312,572, $286,296 and $287,959, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are partners in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.



6.  Related Party Transactions - Professional Fees

Professional fees (including disbursements) during the years ended December 31, 2000, 1999 and 1998, totaling $34,260, $31,855 and $2,469, respectively, were paid to the firm of Wien & Malkin LLP, a related party.




7.  Number of Participants

There were approximately 550 participants in the various joint ventures as of December 31, 2000, 1999 and 1998.




8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                       (continued)




9.  Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years 2000, 1999 and 1998, based on 720 participation units outstanding during each year, consisted of the following:


                                          Year ended December 31,
                                         2000      1999      1998

     Income.................          $  4,101   $ 3,777   $ 3,850
     Return of capital......                56        52      -

       Total distributions..          $  4,157   $ 3,829   $ 3,850

Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.





10. Concentration of Credit Risk

The Company maintains cash balances in two banks, a money market fund (Fidelity U.S. Treasury Income Portfolio) and in a distribution account held by Wien & Malkin LLP. The bank balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances of cash in banks amounted to approximately $1,591,000 at December 31, 2000. The cash in the money market fund and the distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2001.





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

                              250 WEST 57th ST. ASSOCIATES

                              NOTES TO FINANCIAL STATEMENTS
                                      (continued)




12. Building Improvements Program

In 1999 the participants of the Company and the Lessee approved a building improvements program (the "Program") estimated to cost between $7,700,000 and $10,000,000, and expected to take five years to complete.

The Lessee began financing the Program in 1999 and billing the Company for the costs incurred. The Company will own the improvements and finance them through an increase in the fee mortgage.

In November 2000 the Company obtained a new first mortgage (Note 3) in the amount of $15,500,000 to finance the Program. At December 31, 2000 $7,000,000 was advanced against the new first mortgage. The increased mortgage charges will be paid by the Company from an equivalent increase in the basic rent paid by the Lessee to the Company (Note 4).




13.  Receipt of Warrants and Stock in Telecommunications Companies

In 2000 the Company received 3,153 shares of common stock of Broadband Office, Inc., and warrants to acquire 8,107 shares and 6,600 shares of common stock of Gillette Global Network, Inc. ("Gillette") and ENN Providers, Inc. ("Narrowcast"), respectively, (each of the aforementioned companies collectively referred to as the "Corporations"). The stock and warrants were provided to the Company for allowing the Corporations, at little or no cost to the Company, to wire the building to provide high speed internet access and other telecommunications services, the installation of monitors in the building's elevator cabs to display current news and weather reports, advertisements and building information messages. The Lessee received an equal amount of shares and warrants. In addition, the Lessee will receive from 5% to 10% of the revenues generated by such services from advertising and subscriptions with tenants of the building. No income from these sources was earned in 2000. The warrants are exercisable, generally, following an initial public offering ("IPO") of each of the Corporations. There is no expectation that such an IPO will occur at anytime soon. The Gillette and Narrowcast warrants expire on August 29, 2003 and August 17, 2005, respectively. There are restrictions as to the transfer of stock and there is no current market for the warrants or the stock. Since they did not have an ascertainable value as of the date they were granted or at December 31, 2000, no amounts have been recorded in the accompanying financial statements for such warrants or shares.

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

                                                               SCHEDULE III
                                  250 WEST 57th ST. ASSOCIATES

                            Real Estate and Accumulated Depreciation
                                       December 31, 2000


Column

 A Description            Office building and land located at
                              250-264 West 57th Street, New York,
                              New York, known as the "Fisk
                              Building".

 B Encumbrances Emigrant Savings Bank
    Balance at December 31, 2000...............................  $ 7,000,000

 C Initial cost to company
    Land.......................................................  $ 2,117,435

    Building...................................................  $ 4,940,682

 D Costs capitalized subsequent to acquisition
    Improvements...............................................  $   937,791

    Building improvements, construction in progress............. $ 2,198,805

    Carrying costs.............................................  $   NONE

 E Gross amount at which carried at
    close of period
    Land.......................................................  $ 2,117,435
     Building, building improvements and
      building improvements, construction in progress..........    8,077,278

     Total.....................................................  $10,194,713(a)

 F Accumulated depreciation....................................  $ 5,878,473(b)

 G Date of construction                                       1921

 H Date acquired                                September 30, 1953

 I Life on which depreciation in latest
    income statements is computed                   Not applicable



  (a) For the years ended December 31, 2000 and 1999 the Company engaged in a Building Improvements Program (see Note 12) and incurred building improvements, construction in progress costs of $1,953,845 and $244,960, respectively, which increased the carrying value of real estate property to $10,194,713 and $8,240,868, respectively. The carrying value of real estate for the year ended December 31, 1998 was $7,995,908. The costs for federal income tax purposes are the same as for financial statement purposes.


  (b)  Accumulated depreciation
       Balance at January 1, 1998                              $5,878,473
       Depreciation:
               F/Y/E 12/31/98                     None
                     12/31/99                     None
                     12/31/00                     None            None
       Balance at December 31, 2000                            $5,878,473

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


Date:  April 16, 2001


		Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of the Registrant and as a Joint
Venturer in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 16, 2001










________________________
*	Mr. Katzman supervises accounting functions for Registrant.



                          -33-
EXHIBIT INDEX

Number                          Document                       Page*

3(a)	Registrant's Joint Venture Agreement, dated
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

10(b)	Modification of Net Lease dated
        November 10, 1961, was filed by letter
        dated November 21, 1961 as Exhibit B to
        Registrant's Statement of Registration
        on Form 8-K for the month of October,
        1961, is incorporated by reference as
        an exhibit hereto.



_______________________
*	Page references are based on a sequential numbering system.

10(c)	Second Modification Agreement of Net Lease
        dated June 10, 1965, between Registrant and
        Fisk Building Associates which was filed by letter dated December 29, 1981 as Exhibit
        10(c) to Registrant's Annual Report on Form
        10-K for the year ended September 30, 1981 is incorporated by reference as an exhibit hereto.

10(d)	Fourth Lease Modification Agreement dated
        November 12, 1985 between Registrant and Fisk
        Building Associates, which was filed by
        letter dated January 13, 1986 as Exhibit
        10(g) to Registrant's Annual Report on Form
        10-K for the year ended, September 30, 1985, is incorporated herein by reference as an exhibit hereto.

10(e)	Modification of Mortgage dated as of March 1,
        1995 between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995 as Exhibit 10(e) to Registrant's Annual
        Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

13(a)	Letter to Participants dated March 2, 2001
        and supplementary financial reports for the fiscal year ended December 31, 2000. The foregoing material shall not be deemed
        "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


13(b)	Letter to Participants dated November 30,
        2000 and supplementary financial reports for the lease year ended September 30, 2000. The foregoing material shall not be deemed
        "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


_______________________
*	Page references are based on a sequential numbering system.

24      Power of Attorney dated March 29, 1996 and
        May 14, 1998 between Partners of Registrant and Stanley Katzman and Richard A. Shapiro, attached as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference as an exhibit hereto.


























_______________________
*	Page references are based on a sequential numbering system.