Form 10-Q
period 2001-03-31
250 WEST 57TH ST ASSOCIATES
filed 2001-05-21
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

2001 2000

Income:

Basic rent, from a related

party (Note B) $ 138,443 $ 101,518

Advance of primary overage rent,

from a related party (Note B) 188,000 188,000

Dividend Income 1,915 17,959

Interest Income 19,949 -0-

---------- ----------

Total income 348,307 307,477

---------- ----------

Expenses:

Interest on mortgage 131,443 87,673

Supervisory services, to a

related party (Note C) 15,000 15,000

Professional fees 68 -0-

Depreciation of improvements 5,917 -0-

Amortization of mortgage

refinancing costs 25,630 34,114

---------- ----------

Total expenses 178,058 136,787

---------- ----------

Net Income $ 170,249 $ 170,690

========== ==========

Earnings per $5,000 participation

unit, based on 720 participation

units outstanding during the period $ 236.46 $ 237.07

========== ==========

Distributions per $5,000 participation:

Distributions per $5,000

participation consisted of

the following:

Income $ 236.46 $ 237.07

Return of Capital 13.54 12.93

---------- ----------

Total distributions $ 250.00 $ 250.00

========== ==========

At March 31, 2001 and 2000, there were $3,600,000 of participations outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

Assets: March 31, 2001 December 31, 2000

Current assets:

Cash $ 1,647,561 $ 1,799,790

Fidelity U.S. Treasury

Income Portfolio 125,423 139,008

Additional Rent due from

Fisk Building Associates -0- -0-

---------- -----------

Total current assets 1,772,984 1,938,798

---------- -----------

Real estate, at cost:

Property situated at 250-264 West

57th Street, New York, New York:

Land 2,117,435 2,117,435

---------- -----------

Building and Building Improvements 6,551,682 5,628,682 Less: Accumulated depreciation 5,634,599 5,628,682

---------- -----------

917,083 -0-

---------- ----------- Tenants' installations and

improvements 249,791 249,791

Less: Accumulated amortization 249,791 249,791

---------- -----------

-0- -0-

---------- -----------

Building Improvements, construction

in progress 1,331,903 2,198,805

---------- -----------

Other assets:

Mortgage refinancing costs 516,617 516,549

Less: Accumulated amortization 38,187 12,557

---------- -----------

478,430 503,992

---------- -----------

Total assets $6,617,835 $ 6,759,030

========== ===========

250 West 57th St. Associates

Condensed Balance Sheet

(Unaudited)

(CONTINUED)

Liabilities and Capital (Deficit): March 31, 2001 December 31, 2000

Current liabilities:

Due to Fisk Building Associates,

a related party $ 329,435 $ 417,065

Accrued expenses -0- 43,814

---------- -----------

Total current liabilities 329,435 460,879

Long-term Liabilities :

First mortgage payable (Note B) 7,000,000 7,000,000

---------- -----------

Total liabilities $ 7,329,435 $ 7,460,879

Capital (deficit):

March 31, 2001 (711,600) -0-

December 31, 2000 -0- (701,849)

---------- -----------

Total liabilities and

capital (deficit):

March 31, 2001 $6,617,835

December 31, 2000 ========== $ 6,759,030

===========

See notes to the condensed financial statements.

250 West 57th St. Associates

Statement of Partners' Capital (Deficit)

(Unaudited)

For the Three For the Year

Months Ended Ended

March 31, 2001 December 31, 2000

Capital (deficit):

January 1, 2001 $ (701,849)

January 1, 2000 $ (661,244)

Add, Net income:

January 1, 2001 through

March 31, 2001 170,249 -0-

January 1, 2000 through

December 31, 2000 -0- 2,952,546

---------- -----------

(531,600) 2,291,302

---------- -----------

Less Distributions:

Distribution, November 30, 2000

of Secondary Overage Rent for

the lease year ended

September 30, 2000 -0- 2,273,151

Distributions January 1, 2001

through March 31, 2001 180,000 -0-

Distributions January 1, 2000

through December 31, 2000 -0- 720,000

---------- -----------

180,000 2,993,151

---------- -----------

Capital (deficit):

March 31, 2001 $ (711,600)

December 31, 2000 ========== $ (701,849)

===========

See notes to the condensed financial statements.

250 West 57th St. Associates

Condensed Statement of Cash Flows

For the Three Months

Ended March 31,

2001 2000

Cash flows from operating activities:

Net income $ 170,249 $ 170,690

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 5,917 -0-

Amortization of mortgage refinancing

costs 25,630 34,114

Change in accrued interest payable -0- (782)

Decrease in rent receivable -0- 11,835

Increase in mortgage refinancing

costs (68) (100)

Due to Fisk Building Associates (87,630) (58,366)

Change in accrued expenses (43,814) -0-

---------- ----------

Net cash provided by operating

activities 70,284 157,391

---------- ----------

Cash flows from investing activities:

Improvements in progress (56,098) (89,108)

---------- ----------

Net cash used in investing

activities (56,098) (89,108)

---------- ----------

Cash flows from financing activities:

Cash distributions (180,000) (180,000)

Principal payments on long-term debt -0- (6,797)

---------- ----------

Net cash used in financing

activities (180,000) (186,797)

---------- ----------

Net decrease in cash (165,814) (118,514)

Cash and Cash Equivalents,

beginning of period 1,938,798 1,474,005

---------- ----------

Cash and Cash Equivalents, end of period $1,772,984 $1,355,491

========== ===========

Cash paid for:

Interest $ 175,257 $ 88,455

========= =========

See notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2001, its results of operations and cash flows for the three months ended March 31, 2001 and 2000 and its changes in Partners' capital for the three months ended March 31, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Under the net lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization

( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage" ) from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ): provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

The Net Lease provides for one renewal option of 25 years. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"); plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2001, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the three month period ended March 31, 2001 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 2001.

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

As of March 31, 2001, certain of the Joint Venturers in Registrant held additional Participations as follows:

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

Registrant does not pay dividends. During the three month period ended March 31, 2001, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2000, Registrant made an additional distribution of $3,157 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000. Such increase was the result of an increase in basic rent received from the Net Lessee and interest and dividend income earned on funds temporarily invested for the three month period ended March 31, 2001 as compared with the three month period ended March 31, 2000.

Total expenses increased for the three month period ended March 31, 2001, as compared to the three month period ended March 31, 2000. Such increase was the net result of an increase in interest on the mortgage and depreciation of improvements and a decrease in amortization of the mortgage refinancing costs for the three month period ended March 31, 2001.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly for the three month period ended March 31, 2001, as compared with the three month period ended March 31, 2000, as a result of a new mortgage placed on the property in November, 2000.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2000, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The parties' applications to the court are pending.

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

250 WEST 57TH ST. ASSOCIATES

(Registrant)

By /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Date: May 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated .

By /s/ Richard A. Shapiro

Richard A. Shapiro, Attorney-in-Fact*

Date: May 21, 2001

_______________________________

* Mr. Shapiro supervises accounting functions for Registrant.

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