Form 10-Q
period 2001-06-30
250 WEST 57TH ST ASSOCIATES
filed 2001-08-20
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2001 2000 2001 2000

Income:

Basic rent income, from a

related party (Note B) $138,442 $103,387 $276,885 $204,905

Advance of primary overage

rent from a related

party (Note B) 188,000 188,000 376,000 376,000

Dividend income 1,464 11,133 3,379 29,092

Interest Income 14,659 -0- 34,608 -0-

-------- -------- -------- --------

Total income $ 342,565 $302,520 $690,872 $609,997

-------- -------- - -------- ---------

Expenses:

Interest on mortgage 131,442 89,370 262,885 177,043

Supervisory services, to a

related party (Note C) 15,000 15,000 30,000 30,000

Professional fees (includes

fees to a related party)

(Note D) 462 74,660 530 74,660

Depreciation of improvements 5,917 -0- 11,834 -0-

Amortization of mortgage

refinancing costs 25,630 8,610 51,260 42,724

--------- -------- -------- -------

Total expenses $ 178,451 $187,640 $ 356,509 $324,427

--------- -------- ------- --------

Net Income $ 164,114 $114,880 $ 334,363 $ 285,570

======== ======== ======= =======

Earnings per $5,000 participation

unit, based on 720

participation units outstanding

during the period $ 227.94 $ 159.56 $ 464.40 $ 396.63

======= ======= ======= ======

Distributions per $5,000

participation consisted of

the following:

Income $ 227.94 $159.56 $ 464.40 $396.63

Return of Capital 22.06 90.44 35.60 103.37

------- ------- ------- -------

Total distributions $ 250.00 $250.00 $ 500.00 $ 500.00

======= ====== ====== ======

At June 30, 2001 and 2000, there were $3,600,000 of participations outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates

Condensed Balance Sheets

(Unaudited)

Assets June 30, 2001 December 31, 2000

Current assets:

Cash $ 1,663,691 $ 1,799,790

Fidelity U.S. Treasury

Income Portfolio 126,887 139,008

Additional rent due from

Fisk Building Associates -0- -0-

---------- -----------

Total current assets 1,790,578 1,938,798

---------- -----------

Real estate, at cost:

Property situated at 250-264 West

57th Street, New York, New York:

Land 2,117,435 2,117,435

---------- -----------

Building and Building Improvements 6,551,682 5,628,682

Less: Accumulated depreciation 5,640,516 5,628,682

---------- -----------

911,166 -0-

---------- -----------

Tenants' installations and

improvements 249,791 249,791

Less: Accumulated amortization 249,791 249,791

---------- -----------

-0- -0-

---------- -----------

Building Improvements, construction

in progress 1,863,612 2,198,805

---------- -----------

Other assets:

Mortgage refinancing costs 516,617 516,549

Less: Accumulated amortization 63,817 12,557

---------- -----------

452,800 503,992

---------- -----------

Total assets $7,135,591 $ 6,759,030

========== ===========

250 West 57th St. Associates

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Capital (Deficit): June 30, 2001 December 31, 2000

Current liabilities:

Due to Fisk Building Associates,

a related party $ 819,263 $ 417,065

Accrued expenses 43,814 43,814

---------- -----------

Total current liabilities 863,077 460,879

Long-term Liabilities :

First mortgage payable (Note B) 7,000,000 7,000,000

----------- -----------

Total liabilities $ 7,863,077 $ 7,460,879

Capital (deficit):

June 30, 2001 (727,486) -0-

December 31, 2000 -0- (701,849)

---------- -----------

Total liabilities and

capital (deficit):

June 30, 2001 $7,135,591

December 31, 2000 ========== $6,759,030

===========

See notes to the condensed financial statements.

250 West 57th St. Associates

Statement of Partners' Capital (Deficit)

(Unaudited)

For the Six For the Year

Months Ended Ended

June 30, 2001 December 31, 2000

Capital (deficit):

January 1, 2001 $ (701,849)

January 1, 2000 $ (661,244)

Add, Net income:

January 1, 2001 through

June 30, 2001 334,363 -0-

January 1, 2000 through

December 31, 2000 -0- 2,952,546

---------- -----------

(367,486) 2,291,302

---------- -----------

Less Distributions:

Distribution, November 30, 2000

of Secondary Overage Rent for

the lease year ended

September 30, 2000 -0- 2,273,151

Distributions January 1, 2001

through June 30, 2001 360,000 -0-

Distributions January 1, 2000

through December 31, 2000 -0- 720,000

---------- -----------

360,000 2,993,151

---------- -----------

Capital (deficit):

June 30, 2001 $ (727,486)

December 31, 2000 ========== $ (701,849)

===========

See notes to the condensed financial statements.

250 West 57th St. Associates

Condensed Statements of Cash Flows

For the Six Months Ended June 30,

2001 2000

Cash flows from operating activities:

Net income $ 334,363 $ 285,570

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 11,834 -0-

Amortization of mortgage refinancing

costs 51,260 42,724

Change in accrued interest payable -0- (172)

Decrease in rent receivable -0- 11,835

Increase in mortgage refinancing

costs (68) (100)

Due to Fisk Building Associates 402,198 334,728

---------- ---------

Net cash provided by operating

activities 799,587 674,585

---------- ----------

Cash flows from investing activities:

Improvements in progress (587,807) (1,257,887)

---------- ----------

Net cash used in investing

activities (587,807) (1,257,887)

---------- ----------

Cash flows from financing activities:

Cash distributions (360,000) (360,000)

Principal payments on long-term debt -0- (13,754)

---------- ----------

Net cash used in financing

activities (360,000) (373,754)

---------- ----------

Net (decrease) in cash (148,220) (957,056)

Cash and Cash equivalents,

beginning of period 1,938,798 1,474,005

---------- ----------

Cash and Cash equivalents,

end of period $1,790,578 $ 516,949

========== ==========

Cash paid for:

Interest $ 262,885 $ 177,215

=========== ===========

See notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2001, its results of operations for the six months and three months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 and its changes in Partners' capital (deficit) for the six months ended June 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

Under the net lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization

( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage") from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ): provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2000, Net Lessee reported net operating profit of $5,903,444 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,525,723 for the fiscal year ended September 30, 2000. The Secondary Overage Rent of $2,525,723 represents 50% of the excess of the net operating profit of $5,903,444 over $752,000 less $49,999 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After deducting $252,572 to Supervisor as an additional payment for supervisory services, the balance of $2,273,151 was distributed to the Participants on November 30, 2000.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2001, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the six month period ended June 30, 2001 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $20,000 of the Basic Payment and $10,000 on account of the Additional Payment for the six month period ended June 30, 2001.

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

As of June 30, 2001, certain of the Joint Venturers in Registrant held additional Participations as follows:

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

Note D Professional Fees

During the six months ended June 30, 2001, professional fees of $530 were paid to the firm of Wien & Malkin LLP, a related party. Professional fees of $74,660 for the six months ended June 30, 2000 includes payment to Wien & Malkin LLP, a related party, of $68,560.

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

Registrant does not pay dividends. During the six month period ended June 30, 2001, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2000, Registrant made an additional distribution of $3,157 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000. Such increase was the result of an increase in basic rent received from the Net Lessee and interest and dividend income earned on funds temporarily invested for the six month period ended June 30, 2001 as compared with the six month period ended June 30, 2000.

Total expenses increased for the six month period ended June 30, 2001, as compared to the six month period ended June 30, 2000. Such increase was the net result of an increase in interest on the mortgage, amortization of mortgage refinancing costs and depreciation and a decrease in professional fees for the six month period ended June 30, 2001 as compared with the six month period ended June 30, 2000.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly for the six month period ended June 30, 2001, as compared with the six month period ended June 30, 2000, as a result of a new mortgage placed on the property in November, 2000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.

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

Date: August 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 20, 2001

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