Form 10-Q
period 2001-09-30
250 WEST 57TH ST ASSOCIATES
filed 2001-11-20
CIK 100412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                        (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

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


An Exhibit Index is located on Page 17 of this Report. Number of pages (including exhibits) in this filing: 17



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                  250 West 57th St. Associates
                Condensed Statements of Income
                          (Unaudited)

                                 For the Three Months    For the Nine Months
                                  Ended September 30,     Ended September 30,
                                   2001        2000         2001       2000
Income:
  Basic rent, from a
   related party (Note B)	$ 138,443  $   104,707	$  415,328  $  309,613
  Advance of primary
   overage rent, from a
   related party (Note B)         188,000      188,000     564,000     564,000
  Secondary overage rent,
   from a related party
   (Note B)                     2,732,389    2,525,723   2,732,389   2,525,723
  Dividend income                   1,199        2,515       4,578      31,607
  Interest income                  10,049          -0-      44,657         -0-
                               ----------   ----------  ----------  ----------
                   Total income 3,070,080    2,820,945   3,760,952   3,430,943
                               ----------    ---------- ----------  ----------
Expenses:
 Interest on mortgage             131,443       90,520     394,328     267,564
 Supervisory services, to a
    related party (Note C)        288,239      272,572     318,239     302,572
 Special fees, to a
    related party (Note D)            -0-          -0-         530      74,660
 Depreciation of improvements       5,917          -0-      17,751         -0-
	Amortization of mortgage
    refinancing costs              25,630        8,610      76,890      51,334
 Miscellaneous expense                 23          -0-          23         -0-
                               ----------    ----------    ----------  --------
           Total expenses         451,252      371,702     807,761     696,130
                               ----------    ----------    ----------  --------
  Net Income                   $2,618,828   $2,449,243    $2,953,191  $2,734,813
                              ==========    ==========    ==========  ==========
Earnings per $5,000
  participation unit,
  based on 720 participation
  units outstanding
  during the period           $ 3,637.26    $ 3,401.73    $ 4,101.65  $ 3,798.35
                              ==========    ==========    ==========  ==========
Distributions per $5,000
 participation unit
 consisted of the following:
Income                       $   250.00     $   250.00    $   750.00  $   750.00
                              ----------     ----------   ----------  ---------
       Total distributions   $   250.00     $   250.00    $   750.00  $   750.00
                             ==========    ==========    ==========  ==========

At September 30, 2001 and 2000, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

                        250 West 57th St. Associates
                        Condensed Balance Sheets
                                (Unaudited)


Assets                         September 30, 2001   December 31, 2000
Current assets:
  Cash                                $ 1,243,573           $ 1,799,790
  Fidelity U.S. Treasury
   Income Portfolio                        67,086               139,008
  Additional rent due from
   Fisk Building Associates             2,732,389                   -0-
  Rent Receivable                          62,667                   -0-
                                       ----------           -----------
  Total current assets                  4,105,715             1,938,798
                                       ----------           -----------

Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land                                 2,117,435             2,117,435
                                       ----------           -----------
   Building and Building Improvements   6,551,682             5,628,682
    Less: Accumulated depreciation      5,646,433             5,628,682
                                       ----------            -----------
                                          905,249                   -0-
                                       ----------            -----------
   Tenants' installations and
    improvements                          249,791               249,791
    Less: Accumulated amortization        249,791               249,791
                                       ----------           -----------
                                             -0-                    -0-
                                       ----------           -----------
Building improvements, construction
   in progress                          2,756,983             2,198,805
                                       ----------           -----------
Other assets:
   Mortgage refinancing costs             516,617               516,549
    Less: Accumulated amortization         89,447                12,557
                                       ----------           -----------
                                          427,170               503,992
                                       ----------           -----------
Total assets                          $10,312,552           $ 6,759,030
                                       ==========           ===========

                250 West 57th St. Associates
                  Condensed Balance Sheets
                        (Unaudited)


                        (CONTINUED)

Liabilities and Capital              September 30, 2001    December 31, 2000
  (Deficit) :
Current liabilities :
   Due to Fisk Building Associates,
    a related party                      $1,284,157              $ 417,065
   Accrued expenses                          43,814                 43,814
   Accrued supervisory services,
    to a related party (Note C)             273,239                   -0-
                                         ----------            -----------
  Total current liabilities               1,601,210                460,879

Long-term Liabilities :
   First mortgage payable (Note B)        7,000,000              7,000,000
                                          ---------              ---------
  Total liabilities                       8,601,210              7,460,879

Capital(deficit):
   September 30, 2001                     1,711,342                    -0-
   December 31, 2000                            -0-               (701,849)
                                         ----------             -----------
	 Total liabilities and
    capital (deficit) :
   September 30, 2001                   $10,312,552
   December 31, 2000                     ==========            $ 6,759,030
                                                                ==========
                See notes to the condensed financial statements.

                        250 West 57th St. Associates
                Statements of Partners' Capital (Deficit)
                                (Unaudited)

                                  For the Nine          For the Year
                                  Months Ended             Ended
                               September 30, 2001    December 31, 2000
Capital (deficit):
  January 1, 2001                    $ (701,849)
  January 1, 2000                                       $  (661,244)
    Add, Net income:
January 1, 2001 through
  September 30, 2001                  2,953,191                  -0-
January 1, 2000 through
  December 31, 2000                         -0-           2,952,546
                                     ----------         -----------
                                      2,251,342           2,291,302
                                    ----------          -----------
Less Distributions:
  Distribution, November 30, 2000
   of Secondary Overage Rent for
   the lease year ended
   September 30, 2000                      -0-            2,273,151
  Distributions January 1, 2001
   through September 30, 2001           540,000                 -0-
  Distributions January 1, 2000
   through December 31, 2000               -0-              720,000
                                      ----------        -----------
                                        540,000           2,993,151
                                      ----------        -----------

Capital (deficit):
  September 30, 2001                $ 1,711,342
  December 31, 2000                  ==========        $  (701,849)
                                                        ===========

See notes to condensed financial statements.

                        250 West 57th St. Associates
                      Condensed Statements of Cash Flows
                                (Unaudited)

                                                For the Nine Months
                                                 Ended September 30,
                                                 2001              2000

 Cash flows from operating activities:
   Net income                               $ 2,953,191       $2,734,814
   Adjustments to reconcile net
income to net cash provided
 by operating activities:
  Depreciation of improvements                   17,751              -0-
   Amortization of mortgage
refinancing costs                                76,890           51,334
  Change in rent receivable                     (62,667)             -0-
   Change in accrued interest payable               -0-             (255)
   Change in accrued expenses                   273,239          257,572
   Change in additional rent due from
      Fisk Building Associates               (2,732,389)      (2,513,888)
   Increase in mortgage refinancing
      costs                                         (68)           (100)
                                             -----------      ----------
Net cash provided by operating
  activities                                    525,947         529,477
                                             ----------        ----------
   Cash flows from investing activities:
   Improvements in progress                    (614,086)     (1,245,467)
                                             -----------      ----------
	Net cash used in investing
          activities                           (614,086)     (1,245,467)
                                             -----------      ----------
 Cash flows from financing activities:
   Cash distributions                          (540,000)      (540,000)
   Principal payments on long-term debt             -0-        (20,876)
                                             -----------     ----------
Net cash used in
 financing activities                          (540,000)      (560,876)
                                             -----------     ----------
Net decrease in cash                           (628,139)    (1,276,866)
 Cash and Cash equivalents,
    beginning of period                       1,938,798      1,474,005
                                            -----------     ----------
 Cash and Cash equivalents,
    end of period                           $ 1,310,659    $   197,139
                                            ===========     ==========
Cash paid for:
 Interest                                  $   394,328     $  267,817
                                           ===========     ==========

                       250 West 57th St. Associates
                Condensed Statements of Cash Flows
                                (Unaudited)



                                       For the Nine Months
                                        Ended September 30,
                                            2001         2000



Supplemental disclosure of
 noncash investing and financing
 activities

   Short-term debt to lessee
    incurred for purchase of
    building improvements,
    construction in progress                $867,092     $428,129
                                            ========     ========




                See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A - Basis of Presentation

         In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2001, its results of operations for the nine months and three months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 and its changes in Partners' capital for the nine months ended September 30, 2001. Information included in the condensed balance sheet as of December 31, 2000 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2000 (the "10-K") previously filed with the Securities and Exchange
Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B - Interim Period Reporting

         Registrant is a New York joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land located thereunder at 250-264 West 57th Street, New York, New York (collectively, the "Property"). Registrant's joint venturers are Peter L. Malkin and Anthony E. Malkin (the "Joint Venturers"), each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (the "Participants").

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

                                    -7-
          Under the net lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization
( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage") from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ): provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

          For the lease year ended September 30, 2001, Net Lessee reported net operating profit of $6,343,859 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,732,389 for the fiscal year ended September 30, 2001. The Secondary Overage Rent of $2,732,389 represents 50% of the excess of the net operating profit of $6,343,859 over $752,000 less $63,541 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After deducting $273,239 to Supervisor as an additional payment for supervisory services, the balance of $2,459,150 will be distributed to the Participants on November 30, 2001.

          Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.
                                    -8-
          The Net Lease provides for one renewal option of 25 years. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

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

Note C - Supervisory Services

         Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment") plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 2001, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

         No remuneration was paid during the nine month period ended September 30, 2001 by Registrant to either of the Joint Venturers as such. Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $30,000 of the Basic Payment and $15,000 on

                                -9-
account of the Additional Payment for the nine month period ended
September 30, 2001.

        The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

        Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Joint Venturer in Registrant and in Net Lessee arise solely from such person's ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Joint Venturers as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, one of the Joint Venturers, by reason of his interests in Supervisor, may receive income attributable to supervisory, service, legal or other remuneration paid to Supervisor for legal services rendered to Registrant and Net Lessee.

        As of September 30, 2001, certain of the Joint Venturers in Registrant held additional Participations as follows:

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


                            -10-
Note D - Special Fees

         During the nine months ended September 30, 2001, special fees totaling $530 (computed on an hourly basis for special services) were paid to the firm of Wien & Malkin LLP, a related party. Special fees of $74,660 for the nine months ended September 30, 2000 included payment to Wien & Malkin LLP, a related party, of $68,560.


Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

         Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant is not required to maintain substantial liquid assets to defray any operating expenses of the Property.

         Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate rental market. It is difficult to forecast the New York City economy and real estate market over the next few years.

         Registrant does not pay dividends. During the nine month period ended September 30, 2001, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2001, Registrant will make an additional distribution of $3,415 for each $5,000 participation. Such distribution represents the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

                                     -11-
         The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000. Such increase was the result of an increase in basic rent and an increase in Secondary Overage Rent payable by the Net
Lessee for the lease year ended September 30, 2001, as compared with the lease year ended September 30, 2000 and interest and dividend income earned.

Total expenses increased for the nine month period ended September 30, 2001, as compared to the nine month periods ended September 30, 2000. Such increase was the result of an increase in the additional payment for supervisory services due to increased Secondary Overage Rent, an increase in interest expense on the mortgage, an increase in amortization of mortgage refinancing costs and depreciation and a decrease in professional fees for the nine month period ended September 30, 2001 as compared with the nine month period ended September
30, 2000.



Liquidity and Capital Resources

         Registrant's liquidity has changed significantly for the nine month period ended September 30, 2001, as compared with the nine month period ended September 30, 2000, as a result of a new mortgage placed on the property in November, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

         Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.
                              -12-


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


Date: November 20, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November 20, 2001













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