Form 10-K
period 2001-12-31
250 WEST 57TH ST ASSOCIATES
filed 2002-04-15
CIK 100412

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

Commission file number O-2666

                    250 WEST 57TH ST. ASSOCIATES L.L.C.
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

An Exhibit Index is located on pages 33 through 35 hereof.
Number of pages (including exhibits) in this filing: 47



                        PART I


Item 1.  Business.

       (a)     General

       Registrant is a joint venture which was organized on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land thereunder (the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's joint venturers are Peter L. Malkin and Anthony E. Malkin (individually, a "Joint Venturer" and, collectively, the "Joint Venturers") each of whom also acts as an agent for holders of participations in their undivided joint venture interests in Registrant (each holder of a participation, individually, a "Participant" and, collectively, the "Participants").

       Registrant leases the Property to Fisk Building
Associates (the "Net Lessee"), a partnership, under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in Net Lessee. In addition, one of the Joint Venturers is also a member of Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Net Lessee ("Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

       As of December 31, 2001, the Building was approximately 91% occupied by approximately 299 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

       (b)     Net Lease

       Effective May 1, 1975, the lease between 250 West 57th
St. Associates, as lessor, and Fisk Building Associates, as lessee, provides for basic rent equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization ( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage") from Emigrant Savings
Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ): provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.
                             -1-
       Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.

       For the lease year ended September 30, 2001, Net Lessee reported net operating profit of $6,343,859 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,732,389 for the fiscal year ended September 30, 2001. The Secondary Overage Rent of $2,732,389 represents 50% of the excess of the net operating profit of $6,343,859 over $752,000 less $63,451 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After the payment of $273,239 to Supervisor as an additional payment for supervisory services, the balance of $2,459,150 was distributed to the Participants on November 30, 2001.

       Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2001, 2000 and 1999.

       The Net Lease provides for one renewal option of 25 years. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

       (c)     Mortgage Loan Refinancing

       Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property.
                        -2-

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

                           -3-
Item 2.  Properties.

       As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder.
Registrant's fee title to the Property is encumbered by a Mortgage Loan which, at December 31, 2001, had an unpaid principal balance of $7,000,000. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

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

Item 3.  Legal Proceedings.

       The Property of Registrant is the subject of the following pending litigation:

       Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc.
                                -4-
as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. Mr. Malkin and Wien & Malkin LLP have served notice of appeal of the court's determination.


4.	Submission of Matters to a Vote of Participants.

        No matters were submitted to the participants during the last quarter of the period covered by this report.


                PART II


Item 5.	Market for Registrant's Common Equity
and Related Security Holder Matters.

       Registrant was a joint venture pursuant to an agreement entered into among various individuals dated May 1, 1954. As of November 30, 2001, Registrant is a limited liability company.

       Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the joint venture interests of the Joint Venturers in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in the Joint Venturers' undivided interest in Registrant and are divided approximately equally among the Joint Venturers. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.
                            -5-
       (a) The Participations neither are traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 30 transfers of Participations during 2001. In one instance, the indicated purchase price was equal to 3.6 times the face amount of the Participation transferred, i.e., $18,000 for a $5,000 Participation. In all other cases, no consideration was indicated.

       (b)     As of December 31, 2001, there were 575 holders of
Participations of record.

       (c) Registrant does not pay dividends. During the years ended December 31, 2001 and 2000, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2001 and November 30, 2000, Registrant made additional distributions for each $5,000 Participation of $3,415 and $3,157, respectively. Such distributions represented primarily Secondary Overage Rent payable by Net Lessee. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions, particularly distributions of Secondary Overage Rent, depends solely on Net Lessee's ability to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.


















                               -6-

[SELECTED FINANCIAL DATA]


Item 6.

                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                  SELECTED FINANCIAL DATA



                  	                  Year ended December 31,
                                     2001            2000           1999          1998           1997

Basic minimum annual rent income   $  553,770    $  429,740    $  341,274     $  317,157     $  317,157
Primary overage rent income           752,000       752,000       752,000        752,000        752,000
Secondary overage rent income       2,732,389     2,525,723     2,262,956      2,282,064      1,326,984

        Total revenues             $4,038,159    $3,707,463    $3,356,230     $3,351,221     $2,396,141

Net income.......................  $3,058,314    $2,952,546    $2,719,635     $2,787,347     $1,909,974

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year                              $    4,248    $    4,101    $    3,777     $    3,871     $    2,653


Total assets                       $8,405,356    $6,759,030    $3,905,210     $2,212,651     $2,220,481


Long-term obligations              $7,000,000    $7,000,000    $     -        $2,789,171     $2,814,821

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
        Income                  $    4,248      $    4,101     $    3,777    $    3,850      $    2,634
        Return of capital              167              56             52           -               -

        Total distributions     $    4,415      $    4,157     $    3,829    $    3,850      $    2,634





                                     -7-

Item 7.	Management's Discussion and Analysis of Financial
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

       Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market. The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

(a)	Total income increased for the year ended December 31, 2001
as compared with the year ended December 31, 2000. The increase resulted from interest income and an increase in Basic minimum rent and Secondary Overage Rent. See Note 4 of the Notes. Total income increased for the year ended
December 31, 2000 as compared with the year ended December
31, 1999. The increase resulted from an increase in Basic minimum rent, an increase in interest and dividend income and an increase in Secondary Overage Rent. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2001 as compared with the year ended December 31, 2000. The increase resulted from an increase in second mortgage interest expense, an increase in the additional payment for supervisory services payable with respect to an increased amount of Secondary Overage Rent received by Registrant in 2001, and an increase in amortization of mortgage refinancing costs and depreciation. See Notes 3 and 5 of the Notes. Total expenses increased for the year ended December
31, 2000 as compared with the year ended December 31, 1999.
The increase resulted from an increase in the additional payment for supervisory services, payment of second mortgage interest expense, and an increase in professional fees and amortization of mortgage refinancing costs. See Notes 3 and 5 of the Notes.

                                -8-
{SELECTED FINANCIAL DATA]
Item 7.
                  250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                QUARTERLY RESULTS OF OPERATIONS (Continued)


                                        Three Months Ended

                        March 31,       June 30,        September 30,   December 31,
                           2001             2001              2001          2001
Statement of Income Data:
  Basic rent income     $138,443        $138,442        $  138,443      $138,442
  Advance of primary
   overage rent income   188,000         188,000           188,000       188,000
  Secondary overage rent
   income                  -                -            2,732,389           -
  Dividend and interest
   income                 21,864          16,123            11,248         4,826
    Total revenues       348,307         342,565         3,070,080       331,268

  Interest on mortgage   131,443         131,442           131,443       131,442
  Supervisory services    15,000          15,000           288,239        15,000
  Professional fees           68             462                23        20,102
  Depreciation of building
   improvements            5,917           5,917             5,917        33,971
  Amortization of mortgage
   refinancing costs      25,630          25,630            25,630        25,630
    Total expenses       178,058         178,451           451,252       226,145

    Net income          $170,249        $164,114        $2,618,828      $105,123

Earnings per $5,000
 participation unit, based
 on 720 participation
 units outstanding during
 each period            $    236        $    228        $    3,637      $    146






                                   -9-



[SELECTED FINANCIAL DATA}
Item 7.
                 250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                 QUARTERLY RESULTS OF OPERATIONS




The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2001. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on Form 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

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




                                      -10-
Liquidity and Capital Resources

       Registrant's liquidity has changed significantly for the twelve months ended December 31, 2001, as compared with the twelve months ended December 31, 2000, as a result of a new mortgage placed on the property in November, 2000, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

                        PART III

Item 10. Directors and Executive Officers of the Registrant.

       Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Joint Venturer in Registrant. The table below sets forth as to each individual who served as a Joint-Venturer in Registrant as of December 31, 2001 the following: name, age, nature of any family relationship with any other Joint Venturer, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became a Joint-Venturer in Registrant:

                                                                     Date
                                                      Principal      Individual
                                        Nature of     Occupation     became
                        Family          Business      and            Joint
Name            Age     Relationship    Experience    Employment     Venturer

Peter L. Malkin 67      Father of       Real Estate   Senior Partner 1982
                        Anthony E.      Supervision   and Chairman
                        Malkin                        Wien & Malkin
                                                      LLP

Anthony E. Malkin 39    Son of          Real Estate    Senior Director 1998
                        Peter L.        Supervision    of Supervisory
                        Malkin          and management Services of Wien
                                        company        & Malkin LLP and
                                                       President of W&M
                                                       Properties, L.L.C.

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

Peter L. Malkin is a member in 60 East 42nd St.
Associates L.L.C. and Empire State Building Associates
L.L.C. and a general partner in Navarre-500 Building
Associates and Garment Capitol Associates.

Anthony E. Malkin is a member in 60 East 42nd St.
Associates L.L.C. and Empire State Building Associates
L.L.C.
                                    -12-

Item 11.  Executive Compensation.

          As stated in Item 10 hereof, Registrant has no direc-tors or officers or any other centralization of management.

         No remuneration was paid during the fiscal year ended December 31, 2001 by Registrant to any of the Joint Venturers as such. Registrant pays Supervisor, for legal fees and supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 2001, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $333,239 during the fiscal year ended December 31, 2001. Registrant also paid to Supervisor professional fees in the amount of $13,855 in connection with the limited liability conversion. See Item 4. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating with counsel to Registrant, maintaining all of its partnership and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Item 12. Security Ownership of Certain Beneficial Owners and
Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2001, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Joint Venture interests in Registrant.

         (b)     At December 31, 2001, the Joint Venturers (see
Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

         At such date, certain of the Partners held additional
Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $8,333 of Participations. Mr. Anthony E.
Malkin disclaims any beneficial ownership of such Participations.
                                   -13-
Entities for the benefit of members of Peter L.
Malkin's family owned of record and beneficially
$88,333 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

           (c)     Not applicable.


Item 13.  Certain Relationships and Related Transactions.

         (a) As stated in Item 1 hereof, each member acts as agent for his respective group of Participants. As a consequence of one of the two members being a member of Supervisor (which supervises Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

         Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each member in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and partnership interests or participations in Net Lessee. The members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners and participants in Net Lessee. However, Mr. Peter L. Malkin, by reason of his respective member interest in Supervisor, is entitled to receive his pro rata share of any supervisory, service, or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

         Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the members in any remuneration paid or given by Registrant to Supervisor arose and arises solely from the ownership of his respective member interest therein. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

         (b)     Reference is made to Paragraph (a) above.

         (c)     Not applicable.

         (d)     Not applicable.
                            -14-

                        PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 10-K.

         (a)(1)  Financial Statements:

Consent of J.H. Cohn LLP, Certified Public Accountants, dated March 6, 2002.

Accountant's Report of J.H. Cohn LLP, Certified Public
Accountants, dated March 6, 2002.

Balance Sheets at December 31, 2001 and at December 31,
2000 (Exhibit A).

Statements of Income for the fiscal years ended
December 31, 2001, 2000 and 1999 (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2001 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2000 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 1999 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended
December 31, 2001, 2000 and 1999 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2001, 2000 and 1999.

(2)     Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31,
2001 (Schedule III).

(3)	Exhibits:  See Exhibit Index.

(b)	No report on Form 8-K was filed by Registrant
during the last quarter of the period covered by this report.

                       - 15-

[LETTERHEAD OF J.H. COHN LLP
ACCOUNTANTS & CONSULTANTS]







INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 250 West 57th St. Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Company") as of December 31, 2001 and 2000, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2001, and the supporting financial statement schedule as contained in Item 14(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.



                                                J.H. Cohn LLP





New York, N. Y.
March 6, 2002
                          -16-

[LETTERHEAD OF J.H. COHN LLP
ACCOUNTANT & CONSULTANTS]







                                                             March 6, 2002



250 West 57th St. Associates L.L.C.
New York, N.Y.

We consent to the use of our independent accountants' report dated March 6, 2002, covering our audits of the accompanying financial statements of 250 West 57th St. Associates L.L.C. in connection with and as part of your December 31, 2001 annual report (Form 10-K) to the Securities and Exchange Commission.





                                                J.H. Cohn LLP








                            -17-

                                                             EXHIBIT A
                 250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                             BALANCE SHEETS

                              A S S E T S

                                                            December 31,
                                                 2001                     2000
Current Assets:
 Cash and cash equivalents (Note 10):
  Cash in banks                                      $   774,604             $1,739,790
  Cash in distribution account held by
   Wien & Malkin LLP                                      60,000                 60,000
  Fidelity U.S. Treasury Income Portfolio                132,078                139,008
          TOTAL CURRENT ASSETS                           966,682              1,938,798

Real Estate, at cost:
 Property situated at 250-264 West 57th
  Street, New York, N. Y. (Notes 2b and 3):
   Land                                                2,117,435               2,117,435
   Building                                $4,940,682      -       $4,940,682      -
    Less: Accumulated depreciation          4,940,682      -        4,940,682      -
   Building improvements                    5,659,421                 688,000
    Less: Accumulated depreciation            739,722  4,919,699      688,000      -
   Tenants' installations and improvements    249,791                 249,791
    Less: Accumulated depreciation            249,791      -          249,791      -
   Building improvements,
    construction in progress                               -                   2,198,805
       TOTAL REAL ESTATE                               7,037,134               4,316,240

Other Assets:
   Mortgage refinancing costs (Note 2c)       516,618                 516,549
    Less: Accumulated amortization            115,078                  12,557
                                                         401,540                 503,992

     TOTAL ASSETS                                     $8,405,356              $6,759,030

                        LIABILITIES AND MEMBERS' DEFICIENCY

Current Liabilities:
   Accrued expenses                                   $   57,139              $   43,814
    Due to Fisk Building Associates,
     a related party                                   2,170,902                 417,065
   Principal payments of mortgages payable
    within one year (Note 3)                                -                       -
      TOTAL CURRENT LIABILITIES                        2,228,041                 460,879

Long-term Liabilities:
   Bonds, mortgages and similar debt:
    Mortgage payable (Note 3)               $7,000,000              $7,000,000
      Less: Current installments
        shown above                             -                     -
                                                       7,000,000               7,000,000

      TOTAL LIABILITIES                                9,228,041               7,460,879

Members' Deficiency (Exhibit C)                         (822,685)               (701,849)

      TOTAL LIABILITIES AND
       MEMBERS' DEFICIENCY                            $8,405,356              $6,759,030




	See accompanying notes to financial statements.

                           -18-

                                                        EXHIBIT B
          250 WEST 57th ST. ASSOCIATES L.L.C.
            (A Limited Liability Company)

                STATEMENTS OF INCOME


                                     Year ended December 31,
                                           2001            2000            1999
Revenues:

	Rent income, from a
	 related party (Note 4)		$4,038,159	$3,707,463	$3,356,230
        Dividend income                      5,570          33,195          18,392
	Interest income			    48,491	    12,721	       -
                                         4,092,220       3,753,379       3,374,622

Expenses:

	Interest on mortgages
         (Note 3)                          525,770         378,269         287,423

	Supervisory services, to
         a related party (Note 5)          333,239         312,572         286,296

	Professional fees, including fees
         to a related party (Note 6)        20,655          40,360          37,748

	Amortization of mortgage
         refinancing costs (Note 2c)       102,520          69,632          43,520

	Depreciation of building
         improvements                       51,722            -               -

                                         1,033,906         800,833         654,987
            NET INCOME, CARRIED TO
              MEMBERS' DEFICIENCY
               (NOTE 9)                 $3,058,314      $2,952,546      $2,719,635


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each year		$    4,248	$    4,101	$    3,777

















	See accompanying notes to financial statements.
                               -19-
                                                          EXHIBIT C-2
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

              STATEMENT OF MEMBERS' DEFICIENCY
                 YEAR ENDED DECEMBER 31, 2000


                                    Members'                                    Members'
                                   deficiency      Share of                    deficiency
                                 January 1, 2000  net income Distributions December 31, 2000


Anthony E. Malkin
  Joint Venture #1.............     $ (66,124)    $  295,255   $  299,315      $ (70,184)

Anthony E. Malkin
  Joint Venture #2.............       (66,124)       295,254      299,315        (70,185)

Anthony E. Malkin
  Joint Venture #3.............       (66,124)       295,254      299,315        (70,185)

Anthony E. Malkin
  Joint Venture #4.............       (66,124)       295,254      299,315        (70,185)

Peter L. Malkin
 Joint Venture #1..............       (66,124)       295,254      299,315        (70,185)

Peter L. Malkin
 Joint Venture #2..............       (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #3..............       (66,124)       295,255      299,316        (70,185)

Peter L. Malkin
 Joint Venture #4..............       (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #5..............       (66,125)       295,255      299,315        (70,185)

Peter L. Malkin
 Joint Venture #6..............       (66,125)       295,255      299,315        (70,185)

                                    $(661,244)    $2,952,546   $2,993,151      $(701,849)


















	See accompanying notes to financial statements.
                               -20-
                                                          EXHIBIT C-3
                250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                STATEMENT OF MEMBERS' DEFICIENCY
                 YEAR ENDED DECEMBER 31, 1999


                                     Members'                                  Members'
                                   deficiency      Share of                   deficiency
                                 January 1, 1999  net income Distributions December 31, 1999


Anthony E. Malkin
  Joint Venture #1.............     $ (62,422)    $  271,964   $  275,666      $ (66,124)

Anthony E. Malkin
  Joint Venture #2.............       (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #3.............       (62,422)       271,964      275,666        (66,124)

Anthony E. Malkin
  Joint Venture #4.............       (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #1..............       (62,422)       271,964      275,666        (66,124)

Peter L. Malkin
 Joint Venture #2..............       (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #3..............       (62,421)       271,963      275,666        (66,124)

Peter L. Malkin
 Joint Venture #4..............       (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #5..............       (62,422)       271,963      275,666        (66,125)

Peter L. Malkin
 Joint Venture #6..............       (62,422)       271,963      275,666        (66,125)

                                    $(624,219)    $2,719,635   $2,756,660      $(661,244)




















	See accompanying notes to financial statements.
                              -21-
                                                               EXHIBIT C-1

                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                STATEMENT OF MEMBERS' DEFICIENCY
                  YEAR ENDED DECEMBER 31, 2001


                                   Members'                                     Members'
                                  deficiency       Share of                    deficiency
                                January 1, 2001   net income  Distributions December 31, 2001


Anthony E. Malkin
 Joint Venture #1            $  (70,184)     $  305,831      $  317,915      $  (82,268)

Anthony E. Malkin
  Joint Venture #2              (70,185)        305,831         317,915         (82,269)

Anthony E. Malkin
  Joint Venture #3              (70,185)        305,831         317,915         (82,269)

Anthony E. Malkin
  Joint Venture #4              (70,185)        305,831         317,915         (82,269)

Peter L. Malkin
 Joint Venture #1               (70,185)        305,831         317,915         (82,269)

Peter L. Malkin
 Joint Venture #2               (70,185)        305,831         317,915         (82,269)

Peter L. Malkin
 Joint Venture #3               (70,185)        305,832         317,915         (82,268)

Peter L. Malkin
 Joint Venture #4               (70,185)        305,832         317,915         (82,268)

Peter L. Malkin
 Joint Venture #5               (70,185)        305,832         317,915         (82,268)

Peter L. Malkin
 Joint Venture #6               (70,185)        305,832         317,915         (82,268)

                              $(701,849)     $3,058,314      $3,179,150       $(822,685)























	See accompanying notes to financial statements.

                            -22-
                                                                  EXHIBIT D
                250 WEST 57th ST. ASSOCIATES L.L.C.
                (A Limited Liability Company)

                 STATEMENTS OF CASH FLOWS


                                              Year ended December 31,
                                          2001             2000            1999


Cash flows from operating activities:
   Net income                           $ 3,058,314     $ 2,952,546     $ 2,719,635
   Adjustments to reconcile net income
    to net cash provided by operating
     activities:
       Amortization                         102,520         69,632           43,520
       Change in additional rent due
        from Fisk Building Associates        (1,469)        11,835          (11,835)
       Change in accrued expenses            13,325         11,491           10,273
       Depreciation of building improvements 51,722              -               -

         Net cash provided by
          operating activities            3,224,412      3,045,504        2,761,593

Cash flows from investing activities:
   Payments for building improvements,
    construction in progress                 -          (1,953,845)             -
   Payments for building improvements                   (2,772,615)           -               -

         Net cash used in investing
          activities                     (2,772,615)    (1,953,845)           -

Cash flows from financing activities:
   Cash distributions                    (3,179,150)    (2,993,151)    (2,756,660)
   Principal payments on long-term debt            -    (4,289,171)       (25,650)
   Proceeds from second mortgage payable           -     7,000,000      1,500,000
   Payment of mortgage refinancing costs        (69)      (516,649)       (89,402)
   Advance from Fisk Building Associates  1,755,306        172,105            -

         Net cash used in financing
          activities                     (1,423,913)      (626,866)    (1,371,712)

         Net change in cash                (972,116)       464,793      1,389,881

Cash and cash equivalents,
 beginning of year                        1,938,798       1,474,005        84,124

         CASH AND CASH EQUIVALENTS,
          END OF YEAR                   $   966,682     $ 1,938,798   $ 1,474,005



Supplemental disclosures of cash flow information:
	Cash paid for:
        Interest                        $   525,770     $   364,669   $   279,258


Supplemental disclosures of noncash
 investing and financing activities:

In 1999 the Company purchased certain building improvements, construction in progress, totaling $244,960, by means of a financing agreement with the Lessee.





	See accompanying notes to financial statements.
                             -23-

                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 NOTES TO FINANCIAL STATEMENTS




1.	Business Activity and Reorganization

250 West 57th Street Associates L.L.C. (the "Company") owns commercial property situated at 250 West 57th Street, New York, New York, known as the "Fisk Building". The property is net leased to Fisk Building Associates (the Lessee").

The Company operated as a joint venture, 250 West 57th Street Associates, until November 30, 2001, when it converted to a limited liability company and changed its name. Ownership percentages in the Company were unchanged by the conversion. The Company continues to be treated as a partnership for tax purposes, and the joint venture's income tax basis of the assets and liabilities carried over to the limited liability company.




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

The building, building improvements of $688,000, and tenants installations and improvements are fully depreciated.

In connection with the building improvements program which began in 1999 (see Note 3), costs totaling $4,971,421 at December 31, 2001, including construction in progress at December 31, 2000 aggregating $2,198,805, have been put into service. Depreciation of these assets is being provided using the straight-line method over an estimated useful life of 39 years.

c. Mortgage refinancing costs, amortization and related party transactions:

Mortgage refinancing costs incurred in connection with the 1996 modification of the previous first mortgage (see Note 3) were amortized ratably over the extended term of the that mortgage, from March 1, 1996 through November 17, 2000.

Mortgage refinancing costs incurred in connection with the second mortgage were amortized ratably over the extended term of the second mortgage, from September 22, 1999 through November 17, 2000.

                              -24-
                250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                NOTES TO FINANCIAL STATEMENTS
                        (continued)




2.  Summary of Significant Accounting Policies (continued)

c. Mortgage refinancing costs, amortization and related party transactions (continued):

Mortgage refinancing costs paid in 2001 and 2000, totaling $516,618, include charges incurred in connection with the new first mortgage. Such charges include $38,817 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs are being amortized ratably over the term of the new first mortgage, from November 17, 2000 through December 1, 2005.

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




3. Mortgage Indebtedness, Building Improvements Program and Subsequent Event

The previous first mortgage was held by Apple Bank for Savings and was scheduled to mature on December 1, 2000, as extended from June 1, 2000. Annual mortgage charges were $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

In connection with a building improvements program ("the Program") approved by the Participants and the Lessee, the Lessee began financing the Program in 1999 and billing the Company for costs incurred. Effective September 22, 1999 a second mortgage was placed on the property with Apple Bank for Savings, in the amount of $1,500,000, to finance the Program. The mortgage required monthly payments of interest only based on the 30-day LIBOR rate and was scheduled to mature on December 1, 2000, as extended from June 1, 2000.


A new first mortgage was placed on the property effective November 17, 2000, with Emigrant Savings Bank in the amount of $15,500,000. The mortgage matures on December 1, 2005. At the closing, $7,000,000 was advanced to pay off the then-existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property. All improvements made under the Program are owned by the Company and financed through an increase in the fee mortgage, which will be funded by an equivalent increase in the basic rent paid by the Lessee to the Company (See Note 4). On January 23, 2002 an additional $2,000,000 was drawn on the mortgage loan to pay for building improvement advances by the Lessee.

                250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                NOTES TO FINANCIAL STATEMENTS
                      (continued)




3. Mortgage Indebtedness, Building Improvements Program and Subsequent Event (continued)

Monthly payments under the first mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by the Company.

On June 1, 2003, the interest rate on all amounts advanced following the closing will be converted to a fixed rate equal to 1.65 percentage points above the then current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.

The real estate is pledged as collateral for the first mortgage.

The estimated fair value of the Company's mortgage debt, based on the available market information or other appropriate valuation methodologies, was $7,100,000 and $7,000,000 at December 31, 2001 and 2000, respectively.




4. Related Party Transactions - Rent Income

Rent income earned during the years ended December 31, 2001, 2000 and 1999, totaling $$4,038,159, $3,707,463 and $3,356,230, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984, September 1, 1999 and November 17, 2000) with the Lessee, consisting of the following:

                                        Year ended December 31,
                                  2001            2000            1999

Basic minimum annual rent       $  553,770      $  429,740      $  341,274
Primary overage rent               752,000         752,000         752,000
Secondary overage rent           2,732,389       2,525,723       2,262,956

                                $4,038,159      $3,707,463      $3,356,230


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

                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

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

A member in the Company is also a partner in the Lessee.




5.	Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2001, 2000 and 1999, totaling $333,239, $312,572 and $286,296, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.

                250 WEST 57th ST. ASSOCIATES L.L.C.
                (A Limited Liability Company)

                  NOTES TO FINANCIAL STATEMENTS
                        (continued)




6.	Related Party Transactions - Professional Fees

Professional fees (including disbursements) during the years ended December 31, 2001, 2000 and 1999, totaling $530, $34,260 and $31,855, respectively, were paid to the firm of Wien & Malkin LLP, a related party.




7.	Number of Participants

There were approximately 550 participants in the various joint ventures as of December 31, 2001, 2000 and 1999.




8.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.




9.  Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years 2001, 2000 and 1999, based on 720 participation units outstanding during each year, consisted of the following:


	   Year ended December 31,
                                         2001    2000    1999

                Income                  $4,248  $4,101  $3,777
                Return of capital          167      56      52

                  Total distributions   $4,415  $4,157  $3,829

Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




10. Concentration of Credit Risk

The Company maintains cash balances in two banks, a money market fund (Fidelity U.S. Treasury Income Portfolio) and in a distribution account held by Wien & Malkin LLP. The bank balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances of cash in banks amounted to approximately $767,000 at December 31, 2001. The cash in the money market fund and the distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2002.

                250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                NOTES TO FINANCIAL STATEMENTS
                        (continued)





11.	Contingencies

Wien & Malkin LLP and Peter L. Malkin are engaged in a dispute with the Lessee's managing agent, Helmsley-Spear, Inc., concerning the management, leasing and supervision of the property that is subject to the net lease to the operating lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin LLP and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin LLP and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by the Company or (b) a participant voluntarily agrees that his or her proportionate share be paid. Accordingly, the Companys' allocable share of such costs is as yet undetermined, and the Company has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court,
(i) reaffirms the right of the partners in the Lessee to vote to terminate Helmsley- Spear, Inc. without cause, (ii) dismisses Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause.
Parts of the decision of the court are under appeal.





12.	Receipt of Warrants and Stock in Telecommunications Companies

In 2000, the Company received shares of common stock and warrants from certain unrelated companies in exchange for permission for those companies to provide high speed internet access and other telecommunication services to the building. The Lessee received an equal amount of shares and warrants. There are restrictions as to the transfer of stock, and neither the warrants nor the stock have had an ascertainable value since their issuance. Accordingly, the accompanying financial statements do not reflect any value for these securities.




13.	Reclassifications

Certain accounts in prior year financial statements have been reclassified to conform with the presentation in the financial statements for 2001.

                250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                        OMITTED SCHEDULES




The following schedules have been omitted as not applicable in the present instance:


	SCHEDULE I   -  Condensed financial information of registrant.

	SCHEDULE II  -  Valuation and qualifying accounts.

	SCHEDULE IV  -  Mortgage loans on real estate.

                                                      SCHEDULE III
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

             Real Estate and Accumulated Depreciation
                        December 31, 2001




Column

  A       Description            Office building and land located at
                                 250-264 West 57th Street, New York,
                                 New York, known as the "Fisk
                                 Building".

  B       Encumbrances Emigrant Savings Bank
             Balance at December 31, 2001......................  $ 7,000,000

  C       Initial cost to company
             Land..............................................  $ 2,117,435

             Building..........................................  $ 4,940,682

  D       Costs capitalized subsequent to acquisition
             Building improvements and tenant installations
              and improvements......... .......................  $ 5,909,212

             Carrying costs.......................................  $   NONE

  E       Gross amount at which carried at
             close of period
             Land..............................................  $ 2,117,435
             Building and building improvements and
               tenant installations and improvements...........   10,849,894

             Total.............................................  $12,967,329(a)

  F       Accumulated depreciation.............................  $ 5,930,195(b)

  G       Date of construction                                       1921

  H       Date acquired                                September 30, 1953

  I       Life on which depreciation in latest
           income statements is computed                         39 years


          (a)  Gross amount of real estate
               Balance at January 1, 1999                          $7,995,908
               Purchase of building improvements and construction
               in progress(expenditures advanced by Lessee, a
               related party, and recorded by the Company):
               	  F/Y/E 12/31/99                $  244,961
               	        12/31/00                 1,953,845
                        12/31/01                 2,772,615          4,971,421
               Balance at December 31, 2001                       $12,967,329

               The costs for federal income tax purposes are the same as for financial statement purposes.

           (b) Accumulated depreciation
               Balance at January 1, 1999                         $5,878,473
               Depreciation:
               	  F/Y/E 12/31/99                     None
               	        12/31/00                     None
               	        12/31/01                   51,722             51,722
                Balance at December 31, 2001                      $5,930,195

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


250 WEST 57TH ST. ASSOCIATES L.L.C.
(Registrant)


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date:  April 15, 2002


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Powers, on behalf of the Registrant and as a Joint Venturer in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*



Date:  April 15, 2002









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

                                 -33-
                EXHIBIT                  INDEX

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

        13(a) Letter to Participants dated March 8, 2002 and supplementary financial reports for the fiscal year ended December 31, 2001. The foregoing material shall not be deemed
                "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


        13(b) Letter to Participants dated November 30, 2001 and supplementary financial reports for the lease year ended September 30, 2001. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


_______________________
*	Page references are based on a sequential numbering system.

                                  -34-
                EXHIBIT                 INDEX

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





                                -35-