Form 10-Q
period 2002-03-31
250 WEST 57TH ST ASSOCIATES
filed 2002-05-20
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-2666

250 WEST 57th ST. ASSOCIATES L.L.C.

(Exact name of registrant as specified in its charter)

A New York Limited Liability Company 13-6083380

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

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2002 2001

Income:

Basic rent, from a related

party (Note B) $ 152,803 $ 138,443

Advance of primary overage rent,

from a related party (Note B) 188,000 188,000

Dividend Income 848 1,915

Interest Income 4,654 19,949

---------- ----------

Total income 346,305 348,307

---------- ----------Expenses:

Interest on mortgage 145,802 131,443

Supervisory services, to a

related party (Note C) 15,000 15,000

Fees, to a

related party (Note D) 13,325 68

Depreciation of improvements 32,899 5,917

Amortization of mortgage

refinancing costs 25,656 25,630

Miscellaneous 325 -0-

---------- ----------

Total expenses 233,007 178,058

---------- ----------

Net Income $ 113,298 $ 170,249

========== ==========

Earnings per $5,000 participation

unit, based on 720 participation

units outstanding during the period $ 157.36 $ 236.46

========== ==========

Distributions per $5,000 participation:

Distributions per $5,000

participation consisted of

the following:

Income $ 157.36 $ 236.46

Return of capital 92.64 13.54

---------- ----------

Total distributions $ 250.00 $ 250.00 ========== ==========

At March 31, 2002 and 2001, there were $3,600,000 of participations outstanding. See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets: March 31, 2002 December 31, 2001

Current assets:

Cash $ 215,312 $ 272,962

Fidelity U.S. Treasury

Income Portfolio 176,926 132,078

Emigrant Money Market Fund 1,608,873 561,642

Rent receivable 14,360 -0-

---------- -----------

Total current assets 2,015,471 966,682

---------- -----------

Real estate, at cost:

Property situated at 250-264 West

57th Street, New York, New York:

Land 2,117,435 2,117,435

---------- -----------

Building 4,940,682 4,940,682

Less: Accumulated depreciation 4,940,682 4,940,682

---------- -----------

-0- -0-

---------- -----------

Building Improvements 5,843,148 5,659,421 Less: Accumulated depreciation 772,621 739,722

---------- -----------

5,070,527 4,919,699

---------- -----------Building Improvements, construction

in progress 362,524 -0-

---------- -----------

Other assets:

Mortgage refinancing costs 517,130 516,618

Less: Accumulated amortization 140,734 115,078

---------- -----------

376,396 401,540

---------- -----------

Total assets $9,942,353 $ 8,405,356

========== ===========

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members'Deficiency: March 31, 2002 December 31, 2001

Current liabilities:

Due to Fisk Building Associates,

a related party $ 1,768,305 $ 2,170,902

Accrued expenses 13,325 13,325

Accrued interest on mortgage 50,110 43,814

---------- -----------

Total current liabilities 1,831,740 2,228,041

Long-term Liabilities :

First mortgage payable (Note B) 9,000,000 7,000,000

---------- -----------

Total liabilities $10,831,740 $ 9,228,041

Members'Deficiency:

March 31, 2002 (889,387) -0-

December 31, 2001 -0- (822,685)

---------- -----------

Total liabilities and members'

deficiency:

March 31, 2002 $9,942,353

December 31, 2001 ========== $ 8,405,356

===========

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members'Deficiency

(Unaudited)

For the Three For the Year

Months Ended Ended

March 31, 2002 December 31, 2001

Members' deficiency:

January 1, 2002 $ (822,685)

January 1, 2001 $ (701,849)

Add, Net income:

January 1, 2002 through

March 31, 2002 113,298 -0-

January 1, 2001 through

December 31, 2001 -0- 3,058,314

---------- -----------

(709,387) 2,356,465

---------- -----------

Less Distributions:

Distribution, November 30, 2001

of Secondary Overage Rent for

the lease year ended

September 30, 2001 -0- 2,459,150

Distributions January 1, 2002

through March 31, 2002 180,000 -0-

Distributions January 1, 2001

through December 31, 2001 -0- 720,000

---------- -----------

180,000 3,179,150

---------- -----------

Members' deficiency:

March 31, 2002 $ (889,387)

December 31, 2001 ========== $ (822,685)

===========

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

For the Three Months

Ended March 31,

2002 2001

Cash flows from operating activities:

Net income $ 113,298 $ 170,249

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 32,899 5,917

Amortization of mortgage refinancing

costs 25,656 25,630

Change in accrued interest payable 6,296 -0-

Increase in rent receivable (14,360) -0-

Increase in mortgage refinancing

costs (512) (68)

Change in accrued expenses -0- (43,814)

---------- ----------

Net cash provided by

operating activities 163,277 157,914

---------- ----------

Cash flows from investing activities:

Payments for building improvements,

construction in progress (362,524) (56,098)

Payments for building improvements (183,727) -0-

---------- ----------

Net cash used in investing

activities (546,251) (56,098)

---------- ----------

Cash flows from financing activities:

Cash distributions (180,000) (180,000)

Proceeds from second mortgage payable 2,000,000 -0-

Payment to Fisk Building Associates (402,597) (87,630)

---------- ----------

Net cash provided by (used in)

financing activities 1,417,403 (267,630)

---------- ----------

Net increase (decrease) in cash 1,034,429 (165,814)

Cash and Cash Equivalents,

beginning of period 966,682 1,938,798

---------- ----------

Cash and Cash Equivalents, end of period $2,001,111 $1,772,984

========== ===========

Cash paid for:

Interest $ 139,505 $ 175,257

======== =========

See notes to the condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2002, its results of operations and cash flows for the three months ended March 31, 2002 and 2001 and its changes in Members' deficiency for the three months ended March 31, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership in which Trusts created by Peter L. Malkin for family members are beneficial owners of an interest in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1 ("Note C").

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

For the lease year ended September 30, 2001, Net Lessee reported net operating profit of $6,343,859 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,732,389 for the fiscal year ended September 30, 2001. The Secondary Overage Rent of $2,732,389 represents 50% of the excess of the net operating profit of $6,343,859 over $752,000, less $63,541 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After deducting $273,239 to Supervisor as an additional payment for supervisory services, the balance of $2,459,150 was distributed to the Participants on November 30, 2001.

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

Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. On January 23, 2002 an additional $2,000,000 was advanced. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property.

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

Note C - Supervisory Services

Registrant pays Supervisor for special services at hourly rates and supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"); plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At March 31, 2002, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

No remuneration was paid during the three month period ended March 31, 2002 by Registrant to either of the Members as such.

Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $10,000 of the Basic Payment and $5,000 on account of the Additional Payment for the three month period ended March 31, 2002.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the Members, by reason of his respective member interest in Supervisor, is entitled to receive his pro rata share of any supervisory, service or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

As of March 31, 2002, certain of the Members in Registrant held additional Participations as follows:

Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Mr. Peter L. Malkin.

Note D Fees

During the three months ended March 31, 2002, fees of

$ 13,325 were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the three month period ended March 31, 2002, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2001, Registrant made an additional distribution of $3,415 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income decreased for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001. Such decrease was the net result of an increase in basic rent received from the Net Lessee and a decrease in interest and dividend income earned on funds temporarily invested for the three month period ended March 31, 2002 as compared with the three month period ended March 31, 2001.

Total expenses increased for the three month period ended March 31, 2002, as compared to the three month period ended March 31, 2001. Such increase was the result of an increase in interest on the mortgage, depreciation of improvements, professional fees and miscellaneous expense for the three month period ended March 31, 2002.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly for the three month period ended March 31, 2002, as compared with the three month period ended March 31, 2001, and Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2001, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.

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

Date: May 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2002

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