Form 10-Q
period 2002-06-30
250 WEST 57TH ST ASSOCIATES
filed 2002-08-20
CIK 100412

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        An Exhibit Index is located on Page 16 of this Report.
Number of pages (including exhibits) in this filing:  17



250 West 57th St. Associates L.L.C.
June 30, 2002

                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                250 West 57th St. Associates L.L.C.
                Condensed Statements of Income
                        (Unaudited)

                           For the Three Months    For the Six Months
                               Ended June 30,       Ended June 30,
                                2002       2001        2002      2001
Income:
  Basic rent, from a
   related party (Note B)       $156,926   $138,442   $309,729   $276,885
  Advance of primary overage
     rent from a related
     party (Note B)              188,000    188,000    376,000    376,000
  Dividend income                    789      1,464      1,637      3,379
  Interest Income                  2,251     14,659      6,905     34,608
                                --------    --------   --------   --------
   Total income                  347,966    342,565    694,271    690,872
                                --------    --------   --------   --------
Expenses:
  Interest on mortgage           149,927    131,442    295,729    262,885
  Supervisory services, to a
    related party (Note C)        15,000     15,000     30,000     30,000
  Fees, to a
    related party (Note D)       (13,325)       462        -0-        530
  Depreciation of improvements    38,544      5,917     71,443     11,834
 Amortization of mortgage
    refinancing costs             25,687     25,630     51,343     51,260
  Miscellaneous                    -0-         -0-         325        -0-
                               ---------   --------   --------   -------

   Total expenses                215,833    178,451    448,840    356,509
                                ---------  --------    -------   --------

Net Income                    $  132,133   $164,114  $ 245,431  $ 334,363
                                ========   ========   =======   =======
Earnings per $5,000 participation
	unit, based on 720
 participation units outstanding
 during the period            $   183.52    $227.94   $  340.88  $ 464.40
                                 =======    =======    =======    ======
Distributions per $5,000
	participation consisted of
	the following:
Income                       $   183.52     $227.94   $  340.88  $464.40
Return of Capital                 66.48       22.06      159.12    35.60
                                -------     -------     -------  -------
   Total distributions       $   250.00     $250.00   $  500.00 $ 500.00
                                =======     ======      ======   ======

   At June 30, 2002 and 2001, there were $3,600,000 of participations outstanding.
   See notes to the condensed financial statements

                                -2-

250 West 57th St. Associates L.L.C.
June 30, 2002

                  250 West 57th St. Associates L.L.C.
                        Condensed Balance Sheets
                                (Unaudited)

Assets                              June 30, 2002   December 31, 2001
Current assets:
 Cash                                  $    216,828   $    272,962
Fidelity U.S. Treasury
  Income Portfolio                          189,715        132,078
 Emigrant Money Market Fund                 411,124        561,642
					 ----------	-----------
  Total current assets                      817,667        966,682
                                         ----------      -----------
Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land 				 2,117,435	  2,117,435
                                         ----------       -----------
   Building                          	 4,940,682	  4,940,682
    Less: Accumulated depreciation	 4,940,682	  4,940,682
					----------	-----------
                                              -0-              -0-
                                        ----------       -----------
   Building Improvements                 6,898,246        5,659,421
    Less: Accumulated depreciation         811,165          739,722
                                        ----------       -----------
                                         6,087,081        4,919,699
                                        ----------       ----------
   Tenants' installations and
    Improvements                           249,791          249,791
    Less: Accumulated depreciation         249,791          249,791
                                        ----------       ----------
                                               -0-              -0-
                                        ----------       ----------
Other assets:
   Mortgage refinancing costs              517,770          516,618
    Less: Accumulated amortization	   166,421	    115,078
					----------	-----------
					   351,349	    401,540
					----------	-----------
        Total assets                    $9,373,532      $ 8,405,356
					==========	===========

                                   -3-
250 West 57th St. Associates L.L.C.
June 30, 2002

                250 West 57th St. Associates L.L.C.
                     Condensed Balance Sheets
                         (Unaudited)

                        (CONTINUED)

Liabilities and Members'Deficiency:    June 30, 2002   December 31, 2001
Current liabilities:
   Due to Fisk Building Associates,
    a related party                     $ 1,260,879         $ 2,170,902
   Accrued expenses                           -0-                13,325
   Accrued interest on mortgage              49,907              43,814
                                          ----------        -----------
        Total current liabilities         1,310,786           2,228,041

Long-term Liabilities :
   First mortgage payable (Note B)        9,000,000           7,000,000
                                         -----------        -----------
        Total liabilities               $10,310,786           9,228,041

Members' Deficiency:
   June 30, 2002			  (937,254)	        -0-
   December 31, 2001                          -0-             (822,685)
                                          ----------         -----------
   Total liabilities and members'
      deficiency:
   June 30, 2002                         $ 9,373,532
   December 31, 2001                       ==========        $8,405,356
                                                             ===========







See notes to the condensed financial statements

                                -4-
250 West 57th St. Associates L.L.C.
June 30, 2002


                250 West 57th St. Associates L.L.C.
                Statements of Members' Deficiency
                         (Unaudited)


                                    For the Six        For the Year
                                    Months Ended           Ended
                                 June 30, 2002           December 31, 2001
Members' Deficiency:
  January 1, 2002                      $ (822,685)
  January 1, 2001					$  (701,849)
    Add, Net income:
	January 1, 2002 through
          June 30, 2002                  245,431                -0-
	January 1, 2001 through
          December 31, 2001                  -0-           3,058,314
                                        ----------       -----------
                                        (577,254)          2,356,465
                                       ----------        -----------
Less Distributions:
  Distribution, November 30, 2001
   of Secondary Overage Rent for
   the lease year ended
   September 30, 2001                        -0-           2,459,150
  Distributions January 1, 2002
   through June 30, 2002                 360,000               -0-
  Distributions January 1, 2001
  through December 31, 2001                  -0-             720,000
                                       ----------      -----------
                                          360,000        3,179,150
                                        ----------      -----------

Members' deficiency:
  June 30, 2002                        $ (937,254)
  December 31, 2001			==========	$  (822,685)
							===========





See notes to the condensed financial statements

                                   -5-
250 West 57th St. Associates L.L.C.
June 30, 2002

                250 West 57th St. Associates L.L.C.
                Condensed Statements of Cash Flows
                        (Unaudited)

                                           For the Six Months
                                              Ended June 30,
                                           2002              2001

Cash flows from operating activities:
   Net income                           $  245,431        $  334,363
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation of improvements             71,443            11,834
   Amortization of mortgage refinancing
     costs				    51,343	     51,260
   Change in accrued interest payable 	     6,094	        -0-
   Decrease in accrued expenses            (13,325)             -0-
					----------	  ---------
	Net cash provided by operating
          activities                       360,986          397,457
					----------	 ----------
Cash flows from investing activities:
   Payments for building improvements,
      construction in progress               -0-          (587,807)
Payments for building improvements     (1,238,825)              -0-
					----------	 ----------
	Net cash used in investing
          activities                   (1,238,825)        (587,807)
					----------	 ----------
Cash flows from financing activities:
   Cash distributions                      (360,000)        (360,000)
   Proceeds from second mortgage payable  2,000,000              -0-
   Payments to Fisk Building Associates    (910,024)          402,198
   Payments for mortgage refinancing
     costs                                  (1,152)               (68)
                                          ----------       ----------
	Net cash provided by (used in)
        financing activities                728,824            42,130
                                           ----------       ----------
   Net (decrease) in cash                  (149,015)        (148,220)
Cash and Cash equivalents,
   beginning of period                      966,682        1,938,798
                                          ----------       ----------
Cash and Cash equivalents,
   end of period                         $  817,667      $ 1,790,578
                                          ==========       ==========
Cash paid for:
Interest                                 $  289,635      $   262,885
                                         ===========      ===========
See notes to the condensed financial statements

                                -6-

250 West 57th St. Associates L.L.C.
June 30, 2002

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

   Note A Organization and Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2002, its results of operations for the six months and three months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 and its changes in Members'deficiency for the six months ended June 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

        Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").
                                   -7-
250 West 57th St. Associates L.L.C.
June 30, 2002

        Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership, and Trusts created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this
Item 1 ("Note C").

        Under the net lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization
( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage") from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month ( with a reconciliation to be made as soon as practicable thereafter ); provided, however, that basic rent due on December 1, 2000 shall include interest prepaid at the closing of the First Mortgage or accrued thereafter. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

        Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.
                                 -8-

250 West 57th St. Associates L.L.C.
June 30, 2002

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

        On June 1, 2003 the interest rate on all amounts advanced following the closing will be converted to a fixed rate equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December
1, 2005.
                                  -9-
250 West 57th St. Associates L.L.C.
June 30, 2002


        The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term thereof.


Note C - Supervisory Services

        Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At June 30, 2002, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

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

        Registrant also pays Supervisor for other services at hourly rates.

        Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $20,000 of the Basic Payment and $10,000 on account of the Additional Payment for the six month period ended June 30, 2002. No remuneration was paid during the six month period ended June 30, 2002 by Registrant to either of the Members as such.
                                  -10-
250 West 57th St. Associates L.L.C.
June 30, 2002

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

        As of June 30, 2002, certain of the Members in Registrant held additional Participations as follows:


        Trusts for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Peter L. Malkin.


        Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E.
        Malkin disclaims any beneficial ownership of such Participations.




Note D Fees

        Fees of $530 for the six months ended June 30, 2001 were paid to Wien & Malkin LLP, a related party.

                              -11-
250 West 57th St. Associates L.L.C.
June 30, 2002

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

        Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the Mortgage Loan and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substan-tial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

        Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market.

        Registrant does not pay dividends. During the six month period ended June 30, 2002, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2001, Registrant made an additional distribution of $3,415 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends solely on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

        The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

        Total income increased for the six month period ended June 30, 2002, as compared with the six month period ended June 30, 2001. Such increase was the result of an increase in basic rent received from the Net Lessee and a decrease in interest and dividend income earned on funds temporarily invested for the six month period ended June 30, 2002 as compared with the six month period ended June 30, 2001.

        Total expenses increased for the six month period ended June 30, 2002, as compared to the six month period ended June 30, 2001. Such increase was the result of an increase in interest on the mortgage, amortization of mortgage refinancing costs and depreciation for the six month period ended June 30, 2002 as compared with the six month period ended June
        30, 2001.
                          -12-

250 West 57th St. Associates L.L.C.
June 30, 2002

                Liquidity and Capital Resources

        Registrant's liquidity has decreased significantly due to the improvement program for the six month period ended June 30, 2002, as compared with the six month period ended June 30, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $15,500,000, of which $6,500,000 is available to be drawn down at June 30, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

                                -13-
250 West 57th St. Associates L.L.C.
June 30, 2002

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





                                  -14-


250 West 57th St. Associates L.L.C.
June 30, 2002


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


Date: August 20, 2002


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Joint Venturers in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: August 20, 2002







_______________________________
* Mr. Katzman supervises accounting functions for Registrant.

                        -15-
250 West 57th St. Associates L.L.C.
June 30, 2002


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


99 (1)          Chief Executive Officer certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002



                        -16-

250 West 57th St. Associates L.L.C.
June 30, 2002

                         EXHIBIT INDEX
                               (cont.)

Number                     Document               Page*


99 (2)            Chief Financial Officer certification
                  pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002




___________________________________________________________
* Page references are based on sequential numbering system.




                            -17-