Form 10-Q
period 2002-09-30
250 WEST 57TH ST ASSOCIATES
filed 2002-11-20
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

                        (Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

An Exhibit Index is located on Page 20 of this Report.
Number of pages (including exhibits) in this filing:  23


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.
Condensed Statements of Income
(Unaudited)
                           For the Three Months    For the Nine Months
                            Ended September 30,     Ended September 30,
                               2002       2001           2002       2001
Income:
  Basic rent, from a
   related party (Note B)   $ 157,130  $   138,443  $  466,859  $  415,328
  Advance of primary
   overage rent, from a
   related party (Note B)     188,000      188,000    564,000      564,000
  Secondary overage rent,
   from a related party
   (Note B)                 1,152,633    2,732,389   1,152,633   2,732,389
  Dividend income                 886        1,199      2,523       4,578
  Interest income               1,142       10,049      8,047      44,657
                            ----------  ----------  ----------  ----------
           Total income     1,499,791    3,070,080  2,194,062   3,760,952
                            ----------  ---------- ----------  ----------
Expenses:
    Interest on mortgage      150,130      131,443    445,859     394,328
    Supervisory services, to a
    related party (Note C)    146,717      288,239    176,717     318,239
 Special fees, to a
    related party (Note D)      -0-          -0-          -0-         530
 Depreciation of improvements42,586        5,917      114,029      17,751
	Amortization of mortgage
    refinancing costs        25,687        25,630      77,031      76,890
 Miscellaneous expense          750           23        1,075          23
                              -------   ---------   ----------  ----------
     Total expenses         365,870      451,252       814,711   807,761
                           ----------  ----------    ----------  ----------
Net Income                $1,133,921   $2,618,828   $1,379,351  $2,953,191
                           ==========  ==========   ==========  ==========
Earnings per $5,000
	participation unit,
	based on 720 participation
	units outstanding
        during the period  $ 1,574.89  $ 3,637.26   $ 1,915.77  $ 4,101.65
                            ==========  ==========    ==========  ==========
Distributions per $5,000
 participation unit
 consisted of the following:
Income                     $  250.00   $   250.00    $   750.00  $   750.00
                           ----------   ----------   ----------  ---------
     Total distributions   $   250.00  $   250.00    $   750.00  $   750.00
                          ==========    ==========    ==========  ==========

         At September 30, 2002 and 2001, there were $3,600,000 of participations outstanding.
         See notes to the condensed financial statements
                          -1-
                     250 West 57th St. Associates L.L.C.
                        Condensed Balance Sheets
                                (Unaudited)

Assets                             September 30, 2002   December 31, 2001
Current assets:
 Cash                                   $    224,077   $    272,962
Fidelity U.S. Treasury
  Income Portfolio                           182,601          132,078
  Emigrant Money Market Fund                 412,266          561,642
  Additional rent due from
  Fisk Building Associates                  1,152,633            -0-
                                           ----------     -----------
        Total current assets               1,971,577          966,682
                                           ----------      -----------
Real estate, at cost:
  Property situated at 250-264 West
   57th Street, New York, New York:
   Land                                     2,117,435        2,117,435
                                            ----------     -----------
   Building                                4,940,682        4,940,682
    Less: Accumulated depreciation         4,940,682        4,940,682
                                           ----------      -----------
					       -0-	        -0-
                                            ----------       -----------
   Building Improvements                     7,737,640        5,659,421
    Less: Accumulated depreciation             853,751          739,722
                                            ----------       -----------
                                             6,883,889        4,919,699
                                            ----------       ----------
   Tenants' installations and
    improvements                               249,791          249,791
    Less: Accumulated depreciation             249,791          249,791
                                            ----------       ----------
                                                   -0-              -0-
                                            ----------       ----------
Other assets:
   Mortgage refinancing costs	   517,770	    516,618
    Less: Accumulated amortization	   192,108	    115,078
					----------	-----------
					   325,662	    401,540
					----------	-----------
	Total assets	                   $ 11,298,563	$ 8,405,356
					==========	===========
                             -2-
                250 West 57th St. Associates L.L.C.
                Condensed Balance Sheets
                        (Unaudited)

(CONTINUED)

Liabilities and Members' Equity        September 30, 2002  December 31, 2001
(Deficiency):
Current liabilities:
   Due to Fisk Building Associates,
    a related party                         $ 2,100,273      $ 2,170,902
   Accrued expenses                             131,717           13,325
   Accrued interest on mortgage                 49,907            43,814
                                            ----------      -----------
        Total current liabilities            2,281,897        2,228,041

Long-term Liabilities :
   First mortgage payable (Note B)           9,000,000         7,000,000
                                           -----------       -----------
        Total liabilities                   11,281,897         9,228,041

Members' Equity (Deficiency):
   September 30, 2002                           16,666              -0-
   December 31, 2001                              -0-         (822,685)
                                             ----------      -----------
   Total liabilities and members'
      equity (deficiency):
   September 30, 2002                        $11,298,563
   December 31, 2001                          ==========       $8,405,356
                                                              ===========







See notes to the condensed financial statements
                            -3-

                250 West 57th St. Associates L.L.C.
                Statements of Members' Equity (Deficiency)
                                (Unaudited)


                                    For the Nine        For the Year
                                    Months Ended           Ended
                                 September 30, 2002     December 31, 2001
Members' Deficiency:
  January 1, 2002			$ (822,685)
  January 1, 2001					$  (701,849)
    Add, Net income:
	January 1, 2002 through
          September 30, 2002            1,379,351          -0-
	January 1, 2001 through
          December 31, 2001                  -0-        3,058,314
                                       ----------      -----------
                                          556,666        2,356,465
                                       ----------      -----------
Less Distributions:
  Distribution, November 30, 2001
   of Secondary Overage Rent for
   the lease year ended
   September 30, 2001                        -0-        2,459,150
  Distributions January 1, 2002
   through September 30, 2002            540,000              -0-
  Distributions January 1, 2001
  through December 31, 2001                  -0-          720,000
                                      ----------      -----------
                                         540,000        3,179,150
                                      ----------      -----------

Members' equity (deficiency):
  September 30, 2002                  $   16,666
  December 31, 2001                    ==========      $  (822,685)
							===========





See notes to the condensed financial statements.

                               -4-
250 West 57th St. Associates L.L.C.
Condensed Statements of Cash Flows
(Unaudited)
                                      For the Nine Months
                                        Ended September 30,
                                       2002              2001

 Cash flows from operating activities:
   Net income                          $ 1,379,351       $2,953,191
   Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation of improvements           114,029             17,751
   Amortization of mortgage
refinancing costs                         77,031              76,890
  Change in rent receivable                  -0-            (62,667)
Change in accrued interest payable         6,094                 -0-
   Change in accrued expenses            118,392             273,239
   Change in additional rent due from
      Fisk Building Associates        (1,152,633)         (2,732,389)
                                      -----------           ----------
Net cash provided by operating
  activities                            542,264             526,015
                                      --------           ----------
   Cash flows from investing activities:
     Payments for building improvements,
      including construction in progress  (2,078,219) (1,481,178)
					  -----------	----------
    et cash used in investing
           activities                      (2,078,219)  (1,481,178)
				 	  -----------	----------
 Cash flows from financing activities:
   Cash distributions                     (540,000)      (540,000)
   Proceeds from second mortgage payable     2,000,000        -0-
   Advances from (payments to)
      Fisk Building Associates               (70,631)       867,092
   Payments for mortgage refinancing costs    (1,152)          (68)
                                         -----------     ----------
Net cash provided by
 financing activities                     1,388,217       327,024
                                         -----------    ----------
  Net decrease in cash                     (147,738)     (628,139)
 Cash and Cash equivalents,
   beginning of period                      966,682       1,938,798
                                         ---------      ---------
 Cash and Cash equivalents,
   end of period                        $   818,944      $ 1,310,659
                                        ===========     ==========
 Cash paid for:
 Interest                               $   439,765      $  394,328
                                        ===========     ==========
See notes to the condensed financial statements
                          -5-

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

   Note A Organization and Basis of Presentation

		In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2002, its results of operations for the nine months and three months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 and its changes in Members'equity (deficiency) for the nine months ended September 30, 2002. Information included in the condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2001 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.


Note B Interim Period Reporting

       Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant

                        -6-
other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").
        Registrant leases the Property to Fisk Building Associates (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this
Item 1 ("Note C").

        Under the Net Lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates, as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $15,500,000 first mortgage loan (the "First Mortgage") from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

        Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.
                           -7-
       For the lease year ended September 30, 2002, Net Lessee reported net operating profit of $3,088,058 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent payable of $1,152,633 for the fiscal year ended September 30, 2002. The Secondary Overage Rent payable of $1,152,633 represents 50% of the excess of the net operating profit of $3,088,058 over $752,000 less $15,396 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,152,633 plus $128,936 of accumulated interest income was available for distribution to the participants. After deducting $126,717 to Supervisor as an additional payment for supervisory services and $14,400 for fees relating to the conversion of Registrant to a limited liability company, the balance of $1,140,452 will be distributed to the Participants on November 29, 2002.

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

        Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. On January 23, 2002 an additional $2,000,000 was advanced. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property.
                             -8-
Monthly payments under the mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day
LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates.

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


Note C - Supervisory Services

         Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"): plus an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At September 30, 2002, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant.

         The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.
                                -9-
      Registrant also pays Supervisor for other services at hourly rates.

        Pursuant to the fee arrangements described herein, Registrant also paid Supervisor $30,000 of the Basic Payment and incurred $20,000 on account of the Additional Payment for the nine month period ended September 30, 2002. No remuneration was paid during the nine month period ended September 30, 2002 by Registrant to either of the Members as such. For the lease year ended September 30, 2002, Registrant incurred $126,717 as an additional payment for supervisory services. See Note B.

          Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, each of the Members, who hold senior positions at Supervisor, by reason of his position at Supervisor, is entitled to receive his pro rata share of any supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

         As of September 30, 2002, certain of the Members in Registrant held additional Participations as follows:


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



                          -10-
Note D Special Fees

       During the nine months ended September 30, 2001, fees totaling $530 (computed on an hourly basis for special services) were paid to the firm of Wien & Malkin LLP, a related party.



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

        Registrant does not pay dividends. During the nine month period ended September 30, 2002, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 29, 2002, Registrant will make an additional distribution of $1,584 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and
C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.
                              -11-
        The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income decreased for the nine month period ended September 30, 2002, as compared with the nine month period ended September 30, 2001. Such decrease was the net result of an increase in basic rent received from the Net
Lessee and a decrease in interest income, dividend income and a decrease in additional rent for the nine month period ended September
30, 2002 as compared with the nine month period ended September 30, 2001.

Total expenses increased for the nine month period ended September 30, 2002, as compared to the nine month period ended September 30, 2001.
Such increase was the net result of an increase in interest on the mortgage, amortization of mortgage refinancing costs and depreciation and a decrease in supervisory services for the nine month period ended September 30, 2002 as compared with the nine month period ended
September 30, 2001.



                           -12-
Liquidity and Capital Resources

        Registrant's liquidity has decreased significantly due to the improvement program for the nine month period ended September 30, 2002, as compared with the nine month period ended September 30, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $15,500,000, of which $6,500,000 is available to be drawn down at September 30, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

        No amortization payments are due under the Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the Mortgage balance at maturity.

         Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the partners in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

                               -13-


                        Inflation

        Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2001, which report and all exhibits thereto are incorporated herein by reference and made a part hereof.




Item 4. Evaluation of Disclosure Controls and Internal
Control Procedures.


(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to it by others within the Registrant.

    (b) Changes in internal controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

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

         At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $ 230,361 from inception to date (including $ 71,151 to Wien & Malkin LLP).





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


250 WEST 57TH ST. ASSOCIATES L.L.C.
(Registrant)



By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November 19, 2002


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date: November 19, 2002






_______________________________
* Mr. Katzman supervises accounting functions for Registrant.
                                -15-


                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of 250 West 57th St. Associates L.L.C.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's
disclosure   controls and procedures as of a date
within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

(5)  The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the
registrant's auditors and the audit committee of
registrant's board of directors (or persons performing the
equivalent function):
                        -16-
(a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                 By /s/ Stanley Katzman
                                 Name:  Stanley Katzman
                                 Title: Member of Wien &
                                 Malkin LLP, Supervisor of
                                 250 West 57th St.
                                 Associates L.L.C.

                          -17-

                        CERTIFICATIONS



I, Stanley Katzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 250
West 57th St. Associates L.L.C.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the Registrant particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
(the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                              -18-
a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


                                By /s/ Stanley Katzman
                                Name:  Stanley Katzman
                                Title: Senior Member of
                                Financial/Accounting
                                Staff of Wien &
                                Malkin LLP,
                                Supervisor of 250
                                West 57th St.
                                Associates L.L.C.









                               -19-


                                EXHIBIT INDEX


Number              Document                             Page*

        3(a)    Attached hereto as Exhibit 3(c)
                is Registrant's Consent and
                Operating Agreement dated as of
                November 30, 2001 as a Limited
                Liability Company, which
                incorporates by reference the
                Registrant's prior Joint Venture
                Agreement, dated May 25, 1953,
                which was filed as Exhibit No. 1
                to Registrant's Registration
                Statement on Form S-1 (the
                "Registration Statement") and
                itself incorporated by reference
                as an exhibit hereto.


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


        3(c)    Registrant's Consent and Operating
                Agreement dated as of November 30, 2001


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

                         -20-
                EXHIBIT INDEX
                               (cont.)

Number                Document                             Page*


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

                                                EXHIBIT 99(1)

                250 West 57th St. Associates L.L.C.

                Chief Executive Officer Certification
                        Pursuant to Section 906
                 of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates
L.L.C.("Registrant") to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated:  November 19, 2002

                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor



*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                                        Exhibit 99(2)

                250 West 57th St. Associates L.L.C.

                Chief Financial Officer Certification
                        Pursuant to Section 906
                of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or
78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated:  November 19, 2002

                                By /s/ Stanley Katzman
                                Stanley Katzman
                                Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Quarterly Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.