Form 10-K
period 2002-12-31
250 WEST 57TH ST ASSOCIATES
filed 2003-04-15
CIK 100412

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2002
        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ________________

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

        $3,600,000 of Participations in LLC Member Interests

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

An Exhibit Index is located on pages 25 through 28 hereof.
Number of pages (including exhibits) in this filing: 45


250 West 57th St. Associates L.L.C.
December 31, 2002


                        PART I

                FORWARD_LOOKING STATEMENTS

          Certain information included in this Annual Report contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Registrant cautions readers that forward-looking statements, including, without limitation, those relating to the Registrant's investment policies and objectives; the financial performance of the Registrant; the ability of the Registrant to service its debt; the competitive conditions which affect the Registrant's business; and the Registrant's liquidity and capital resources, are subject to certain risks and uncertanties. Actual results or outcomes may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors, including, without limitation, the Registrant's future financial performance; the availability of capital; general market conditions; national and local economic conditions, particularly long-term interest rates; Federal, state and local governmental regulations that affect the Registrant; and the competitive environment in which the Registrant operates, including, the availability of commercial space in the area where the Registrant's property is located. The forward-looking statements are made as of the date of this Annual Report and the Registrant assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements.


Item 1.   Business.

        (a)     General

        Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land thereunder (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

                        -1-

250 West 57th St. Associates L.L.C.
December 31, 2002

        Registrant leases the Property to Fisk Building Associates L.L.C.(the "Net Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of an interest in Net Lessee. In addition, both of the Agents hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Net Lessee ("Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

        As of December 31, 2002, the Building was approximately 85.9% occupied by approximately 245 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

        (b)     Net Lease

        Under the Net Lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates L.L.C., as lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates L.L.C., as lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization ( not including any balloon payment due at maturity ) required annually under the new $15,500,000 first mortgage loan ( the "First Mortgage" ) from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

         Net Lessee is required to make a monthly payment to Registrant, as an advance against Primary Overage Rent, of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.
                        -2-
250 West 57th St. Associates L.L.C.
December 31, 2002

         For the lease year ended September 30, 2002, Net Lessee reported net operating profit of $3,088,058 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,152,633 for the fiscal year ended September 30, 2002. The Secondary Overage Rent of $1,152,633 represents 50% of the excess of the net operating profit of $3,088,058 over $752,000, less $15,396 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent of $1,152,633 plus $128,936 of accumulated interest income was available for distribution to the participants. After deducting $126,717 to Supervisor as an additional payment for supervisory services and $14,400 for fees relating to the conversion of Registrant to a limited liability company, the balance of $1,140,452 was distributed to the Participants on November 29, 2002.

          Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September
30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2002, 2001 and 2000.

          The Net Lease provides for one renewal option of 25 years expiring on September 30, 2028. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

          (c)     Mortgage Loan Refinancing

          Effective November 17, 2000, a new first mortgage was placed on the property with Emigrant Savings Bank in the amount of $15,500,000. The Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. During 2002, an additional $5,000,000 was advanced. The balance of the First Mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the Property.

                          -3-
250 West 57th St. Associates L.L.C.
December 31, 2002

        Monthly payments under the Mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the Mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to
1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Registrant.

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


        (d)     Competition

        The average annual base rental rate payable to Net
Lessee for leases being done at this time is $27.29 per square foot (exclusive of electricity charges and escalation).

        Current asking rents for the building range from $35 to $45 per square foot.

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

Item 2.  Properties.

         As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder.
Registrant's fee title to the Property is encumbered by a Mortgage Loan which, at December 31, 2002, had an unpaid principal balance of $12,000,000. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.
                        -4-
250 West 57th St. Associates L.L.C.
December 31, 2002


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

Item 3.  Legal Proceedings.

          The Property of Registrant is the subject of the following pending litigation:

          Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's
                        -5-
250 West 57th St. Associates L.L.C.
December 31, 2002

Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin LLP and Mr. Malkin on January 13, 2003.

        At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark & Company Real Estate). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. Helmsley-Spear, Inc.'s September 27, 2002 motion in the Apellate Division to stay the court's ruling pending an appeal was denied on October 31, 2002. Helmsley-Spear, Inc.'s appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear, Inc.'s termination. Since November 20, 2002, Helmsley-Spear, Inc. has not been the managing and leasing agent and has been replaced by Cushman & Wakefield. Helmsley-Spear, Inc. continues to pursue its appeal. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Lessee. Such payments have totaled $245,251 from inception to date (including fees of $72,052 plus disbursements of $10,522 to Wien & Malkin LLP).




Item 4.   Submission of Matters to a Vote of Participants.

          No matters were submitted to the Participants during the period covered by this report.

                        -6-
250 West 57th St. Associates L.L.C.
December 31, 2002


                        PART II


Item 5.	Market for Registrant's Common Equity
        and Related Security Holder Matters.

        Registrant was a joint venture pursuant to an agreement entered into among various individuals dated May 1, 1954. As of November 30, 2001, Registrant is a limited liability company.

        Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member inter-ests of the Agents in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in the Agents' undivided interest in Registrant and are divided approximately equally among the members. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

        (a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 25 transfers of Participations during 2002. In one instance, the indicated purchase price was equal to 5.1 times the face amount of the Participation transferred, i.e., $25,500 for a $5,000 Participation. In one instance, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

        (b) As of December 31, 2002, there were 586 holders of Participations of record.

        (c) Registrant does not pay dividends. During the years ended December 31, 2002 and 2001, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2002 and November 30, 2001, Registrant made additional distributions for each $5,000 Participation of $1,584 and $3,415, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment and certain fees to Supervisor. There are no restrictions on Regis-trant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net

250 West 57th St. Associates L.L.C.
December 31, 2002

Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

                [SELECTED FINANCIAL DATA]


Item 6.

                        250 WEST 57th ST. ASSOCIATES L.L.C.
                          (A Limited Liability Company)

                          SELECTED FINANCIAL DATA


                                          Year ended December 31,
                                     2002      2001      2000        1999       1998

Basic minimum annual rent income.. $629,656  $553,770  $ 429,740  $ 341,274 $  317,157
Primary overage rent income         752,000   752,000    752,000    752,000    752,000
Secondary overage rent income     1,152,633 2,732,389  2,525,723  2,262,956  2,282,064

        Total revenues          $ 2,534,289 $4,038,159 $3,707,463 $3,356,230 $3,351,221

Net income....................  $ 1,496,439 $3,058,314 $2,952,546 $2,719,635 $2,787,347

Earnings per $5,000 participation
 unit, based on 720 participation
 units outstanding during each
 year                           $     2,078 $   4,248  $   4,101    $   3,777 $  3,871


Total assets                    $12,183,062 $8,405,356 $6,759,030  $3,905,210 $2,212,651


Long-term obligations           $12,000,000 $7,000,000 $7,000,000  $     -    $2,789,171

Distributions per $5,000
 participation unit, based on
 720 participation units
 outstanding during each year:
        Income                  $    2,078   $  4,248  $  4,101    $   3,777  $   3,850
        Return of capital              506        167        56           52         -

        Total distributions     $    2,584   $  4,415  $  4,157    $   3,829  $   3,850



Item 7.
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                  QUARTERLY RESULTS OF OPERATIONS



The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudit -ed quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                        Three Months Ended
                        March 31,   June 30,  September 30,  December 31,
                           2001       2001         2001          2001
Statement of Income Data:
  Basic rent income     $138,443   $138,442   $  138,443       $138,442
  Advance of primary
   overage rent income   188,000    188,000      188,000        188,000
  Secondary overage rent
   income                     -         -      2,732,389             -
  Dividend and interest
   income                 21,864    16,123       11,248           4,826
    Total revenues       348,307   342,565    3,070,080         331,268

  Interest on mortgage   131,443   131,442      131,443         131,442
  Supervisory services    15,000    15,000      288,239          15,000
  Professional fees and
    miscellaneous             68       462           23          20,102
  Depreciation of building
   improvements            5,917     5,917        5,917          33,971
  Amortization of mortgage
   refinancing costs      25,630    25,630       25,630          25,630
    Total expenses       178,058   178,451      451,252         226,145

    Net income          $170,249  $164,114   $2,618,828        $105,123

Earnings per $5,000
 participation unit, based
 on 720 participation
 units outstanding during
 each period            $    236  $    228   $    3,637        $    146

Item 7.
                        250 WEST 57th ST. ASSOCIATES L.L.C.
                         (A Limited Liability Company)

                QUARTERLY RESULTS OF OPERATIONS (Continued)



                                    Three Months Ended


                        March 31,  June 30, September 30, December 31,
                          2002       2002          2002       2002

Statement of Income Data:
   Basic rent income    $152,803   $156,926  $ 157,130     $162,797
  Advance of primary
   overage rent income   188,000    188,000    188,000      188,000
  Secondary overage rent
   income                 -             -    1,152,633          -
  Dividend and interest
   income                  5,502     3,040       2,028        2,699
    Total revenues       346,305   347,966   1,499,791      353,496

  Interest on mortgage   145,802   149,927     150,130      155,796
  Supervisory services    15,000    15,000     146,717       10,000
  Professional fees and
    miscellaneous         13,650   (13,325)        750          492
  Depreciation of building
   improvements           32,899    38,544      42,586       44,433
  Amortization of mortgage
   refinancing costs      25,656    25,687      25,687       25,688
    Total expenses       233,007   215,833     365,870      236,409

    Net income          $113,298  $132,133   $1,133,921    $117,087

Earnings per $5,000
 participation unit, based
 on 720 participation
 units outstanding during
 each period            $    157  $    184   $   1,575     $    163

250 West 57th St. Associates L.L.C.
December 31, 2002



Item 7.	Management's Discussion and Analysis of Financial
        Condition and Results of Operation.

Cautionary Statement Identifying Important Factors That Could
Cause Registrant Actual Results to Differ From Those Projected in
Forward-Looking Statements.

        Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning.

          Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant's real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.


        SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

          The discussion and analysis of Registrant's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which
                                -12-
250 West 57th St. Associates L.L.C.
December 31, 2002

are presented elsewhere in this annual report, have been applied consistently as at December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000. Registrant's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's advisers. While Registrant's representatives who are involved in the preparation of its financial statements and this report believe that such discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If the collectibility of revenue is incorrectly determined, Registrant's net income and assets could be overstated.


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

         Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. The following summarizes the material factors for the three most recent years affecting Registrant's results of op-erations for such periods:

(a)	Total income decreased for the year ended December 31, 2002
as compared with the year ended December 31, 2001. The
                                -13-
decrease was the net result of a decrease in Secondary
Overage Rent received by Registrant in 2002 and a decrease in interest and dividend income and an increase in Basic minimum rent. Total income increased for the year ended
December 31, 2001 as compared with the year ended December
31, 2000. The increase resulted from an increase in interest and dividend income and Basic minimum rent and Secondary
Overage Rent received by Registrant in 2001. See Note 4 of the Notes.

(b)	Total expenses increased for the year ended December 31,
2002 as compared with the year ended December 31, 2001. The increase was the net result of an increase in second mortgage interest expense and depreciation expense and a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Secondary
Overage Rent received by Registrant in 2002, See Notes 3 and
5 of the Notes.   Total expenses increased for the year
ended December 31, 2001 as compared with the year ended
December 31, 2000. The increase resulted from an increase in second mortgage interest expense, an increase in the additional payment for supervisory services, and amortization of mortgage refinancing costs and depreciation and a decrease in professional fees.




                                 -14-
250 West 57th St. Associates L.L.C.
December 31, 2002


                Liquidity and Capital Resources

        Registrant's liquidity has increased significantly due to the retention of residual mortgage proceeds at December 31, 2002, as compared to December 31, 2001. Costs relating to the improvement program are funded from proceeds of a second mortgage of $15,500,000, of which $3,500,000 is available to be drawn down at December 31, 2002. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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


                                -15-
250 West 57th St. Associates L.L.C.
December 31, 2002


Item 8.  Financial Statements and Supplementary Data.

         The financial statements, together with the accom-panying report by J.H. Cohn LLP immediately following, are being filed in response to this item.


Item 9.	Disagreements on Accounting and Financial Disclosure.

         Not applicable.


                       PART III

Item 10. Directors and Executive Officers of the Registrant.

         Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2002 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

                                                                     Date
                                                     Principal       Individual
                        Nature of                    Occupation      became
                        Family       Business        and             an
Name            Age     Relationship Experience      Employment      Agent

Peter L. Malkin 69      Father of    Real Estate    Senior Partner     1982
                        Anthony E.   Supervision    and Chairman
                                     Malkin         Wien & Malkin
                                                       LLP

Anthony E. Malkin 40     Son of      Real estate    Senior Director    1998
                         Peter L.    Supervision    of Supervisory Services
                                     Malkin  and    of Wien & Malkin LLP
                                     Management     and President of W&M
                                                       Properties, L.L.C.


        As stated in Item 1 hereof, all of the Agents are members of Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

                                -16-
250 West 57th St. Associates L.L.C.
December 31, 2002


        The names of entities which have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of Section 15(d) of that Act, and in which the Agents are also either a director, member or general partner are as follows:

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

          No remuneration was paid during the fiscal year ended December 31, 2002 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and dis-bursements: (i) $40,000 per annum (the "Basic Payment"); and
(ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 2002, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $186,717 during the fiscal year ended December 31, 2002. See Item 1. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, review-ing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

	Registrant also pays Supervisor for other services at hourly rates.

                                -17-
250 West 57th St. Associates L.L.C.
December 31, 2002


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         (a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2002, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Agent interests in Registrant.

         (b) At December 31, 2002, the Agents (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

         At such date, certain of the Agents held additional
Participations as follows:

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

        (c)     Not applicable.


Item 13. Certain Relationships and Related Transactions.

        (a) As stated in Item 1 hereof, each member acts as agent for his respective group of Participants. As a consequence of both Agents holding senior positions at Supervisor (which supervises Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on their behalf. Such transactions include modifications and extensions of the Net Lease or the Mortgage Loan, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

         Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Agent in Registrant and in Net Lessee arises solely from ownership of
                        -18-

250 West 57th St. Associates L.L.C.
December 31, 2002

Participations in Registrant and member interests or participations in Net Lessee. The Agents receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members and participants in Net Lessee. However, each of the Agents, who hold senior positions at Supervisor, by reason of his position at Supervisor, is entitled to receive his pro rata share of any supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

        Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the members in any remuneration paid or given by Registrant to Supervisor arose and arises solely from the ownership of his respective member interest therein.

        (b)     Reference is made to Paragraph (a) above.

        (c)     Not applicable.

        (d) Not applicable.



Item 14.  Evaluation of Disclosure Controls and Internal
          Control Procedures.

        (a) Evaluation of disclosure controls and procedures. Our Supervisor, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, has concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods.

        (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.


                                -19-
250 West 57th St. Associates L.L.C.
December 31, 2002

                                PART IV

Item 15. Exhibits, Financial Statement Schedules and
         Reports on Form 10-K.

        (a)(1)  Financial Statements:

        Independent Accountant's Report of J.H. Cohn LLP, dated February 28, 2003.

        Balance Sheets at December 31, 2002 and at December 31,
        2001 (Exhibit A).

        Statements of Income for the fiscal years ended
        December 31, 2002, 2001 and 2000 (Exhibit B).

        Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-1).

        Statement of Members' Deficiency for the fiscal year ended December 31, 2001 (Exhibit C-2).

        Statement of Members' Deficiency for the fiscal year ended December 31, 2000 (Exhibit C-3).

        Statements of Cash Flows for the fiscal years ended
        December 31, 2002, 2001 and 2000 (Exhibit D).

        Notes to Financial Statements for the fiscal years ended December 31, 2002, 2001 and 2000.

        (2)     Financial Statement Schedules:

        List of Omitted Schedules.

	Real Estate and Accumulated Depreciation - December 31,
        2002 (Schedule III).

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

        The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Agents in Registrant, pursuant to a Power of Attorney, dated March 29, 1996 and May 14, 1998 (collectively, the "Power").


250 WEST 57TH ST. ASSOCIATES L.L.C.
	(Registrant)


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2003


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.


By /s/ Stanley Katzman
   Stanley Katzman, Attorney-in-Fact*


Date:  April 15, 2003










________________________
*	Mr. Katzman supervises accounting functions for Registrant.

                        CERTIFICATIONS


I, Stanley Katzman, certify that:


(1)     I have reviewed this annual report on Form 10-K of 250
        West 57th St. Associates L.L.C.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant'' disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



                                By /s/ Stanley Katzman
                                Name:   Stanley Katzman
                                Title:  Member of Wien & Malkin
                                LLP, Supervisor of 250 West 57th
                                St. Associates L.L.C.

                        CERTIFICATIONS


I, Stanley Katzman, certify that:

(1)     I have reviewed this annual report on Form 10-K of 250
        West 57th St. Associates L.L.C.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's
        disclosure   controls and procedures as of a date
        within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                             -24-

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003



                                By /s/ Stanley Katzman
                                Name: Stanley Katzman
                                Title:  Senior Member of
                                Financial/Accounting Staff of Wien
                                & Malkin LLP, Supervisor of 250
                                West 57th St. Associates L.L.C.




                                -25-
250 West 57th St. Associates L.L.C.
December 31, 2002


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

        3(d) Registrant's Consent and Operating Agreement dated as of November 30, 2001

        3(e)    Certificate of Conversion of Registrant
                to a limited liability company dated November
                30, 2001 filed with the New York Secretary of
                State on December 5, 2001.

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

        10(b)   Modification of Net Lease dated
                November 10, 1961, was filed by letter
                dated November 21, 1961 as Exhibit B to

                                -26-
250 West 57th St. Associates L.L.C.
December 31, 2002

                EXHIBIT INDEX (cont.)

        Number                          Document           Page*


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

        13(a) Letter to Participants dated March 12, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed
                "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

        13(b) Letter to Participants dated November 29, 2002 and supplementary financial reports for the lease year ended September 30, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                -27-
250 West 57th St. Associates L.L.C.
December 31, 2002

                EXHIBIT INDEX (cont.)

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


        99 (1)  Chief Executive Officer certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002


        99 (2)  Chief Financial Officer certification
                pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002






_______________________
*	Page references are based on a sequential numbering
system.


                            -28-
250 West 57th St. Associates L.L.C.
December 31, 2002


                                        Exhibit 99(1)
                250 West 57th St. Associates L.L.C.

                Chief Executive Officer Certification
                   Pursuant to Section 906
                 of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Executive Officer certification as a member of Wien & Malkin LLP, the supervisor - of 250 West 57th St. Associates
L.L.C.("Registrant") to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

                                   By /s/ Stanley Katzman
                                   Stanley Katzman
                                   Wien & Malkin LLP, Supervisor




*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Executive Officer certification is being signed by a member of Registrant's supervisor.

                                -29-
                                                Exhibit 99(2)

                250 West 57th St. Associates L.L.C.

               Chief Financial Officer Certification
                      Pursuant to Section 906
                of Sarbanes - Oxley Act of 2002

	The undersigned, Stanley Katzman, is signing this Chief
Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant"), to certify that:

(1) the Annual Report on Form 10-K of Registrant for the period ended December 31, 2002(the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 15, 2003

                                        By /s/ Stanley Katzman
                                        Stanley Katzman
                                        Wien & Malkin LLP, Supervisor





*Registrant's organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLP. Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant's supervisor.

                                -30-



[LETTERHEAD OF J.H. COHN, LLP]









INDEPENDENT ACCOUNTANTS' REPORT



To the participants in 250 West 57th St. Associates L.L.C.
(a Limited Liability Company)
New York, N. Y.


We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Company") as of December 31, 2002 and 2001, and the related statements if income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2002, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.





						J.H. Cohn LLP



New York, N. Y.
February 28, 2003
                                -31-

                                                    EXHIBIT A
                250 WEST 57th ST. ASSOCIATES L.L.C.
                   (A Limited Liability Company)

                        BALANCE SHEETS

                         A S S E T S

                                                December 31,
                                         2002                     2001

Current Assets:
 Cash and cash equivalents (Note 10):
 Cash in banks                               $ 2,146,818             $  774,604
 Cash in distribution account held by
    Wien & Malkin LLP                             60,000                 60,000
 Fidelity U.S. Treasury Income Portfolio              -                 132,078
                                               2,206,818                966,682
 Due from Fisk Building Associates,
    a related party                                5,669                   -

        TOTAL CURRENT ASSETS                   2,212,487                966,682

Real Estate, at cost:
  Property situated at 250-264 West 57th
   Street, New York, N. Y. (Notes 2b and 3):
     Land                                      2,117,435               2,117,435
     Building                       $4,940,682              $4,940,682
      Less: Accumulated depreciation 4,940,682      -        4,940,682      -
     Building improvements           8,313,123               5,659,421
      Less: Accumulated depreciation   898,184 7,414,939       739,722 4,919,699
     Tenants' installations and
      improvements                     249,791                 249,791
      Less: Accumulated depreciation   249,791      -          249,791      -
     Building improvements in progress           138,227                   -
        TOTAL REAL ESTATE                      9,670,601              7,037,134

Other Assets:
  Mortgage refinancing costs (Note 2c) 517,770                 516,618
     Less: Accumulated amortization    217,796                 115,078
                                                 299,974                401,540

              TOTAL ASSETS                    $12,183,062             $8,405,356

LIABILITIES AND MEMBERS' DEFICIENCY

Current Liabilities:
        Accrued expenses                      $    55,777             $   57,139
	Due to Fisk Building Associates,
         a related party                        1,313,983              2,170,902
OTAL CURRENT LIABILITIES                        1,369,760              2,228,041

Long-term Liabilities:
    Bonds, mortgages and similar debt:
          Mortgage payable (Note 3)            12,000,000              7,000,000

             TOTAL LIABILITIES                 13,369,760              9,228,041

Commitments and contingencies (Notes 3 and 11)

Members' Deficiency (Exhibit C)                (1,186,698)            (822,685)

        TOTAL LIABILITIES AND
       MEMBERS' DEFICIENCY                    $12,183,062             $8,405,356




	See accompanying notes to financial statements.
                                -32-

                                                                EXHIBIT B

                250 WEST 57th ST. ASSOCIATES L.L.C.
                (A Limited Liability Company)

STATEMENTS OF INCOME



                                     Year ended December 31,
                                        2002            2001            2000

Revenues:
  Rent income, from a
    related party (Note 4)         $2,534,289      $4,038,159      $3,707,463
  Dividend income                       2,523           5,570          33,195
  Interest income                      10,746          48,491          12,721
                                    2,547,558       4,092,220       3,753,379

Expenses:

	Interest on mortgages
         (Note 3)                     601,655         525,770         378,269

	Supervisory services, to
         a related party (Note 5)     186,717         333,239         312,572

	Professional fees, including fees
         to a related party (Note 6)    1,567          20,655          40,360

	Amortization of mortgage
         refinancing costs (Note 2c)  102,718         102,520          69,632

	Depreciation of building
         improvements (Note 2b)       158,462          51,722            -

                                    1,051,119       1,033,906         800,833

          NET INCOME, CARRIED TO
            MEMBERS' DEFICIENCY
             (NOTE 9)              $1,496,439      $3,058,314      $2,952,546


Earnings per $5,000
 participation unit, based
 on 720 participation units
 outstanding during each year      $    2,078      $    4,248      $    4,101





















	See accompanying notes to financial statements.
                                    -33-

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


















	See accompanying notes to financial statements.
                                -34-

                                                       EXHIBIT C-1
                250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                STATEMENT OF MEMBERS' DEFICIENCY
                 YEAR ENDED DECEMBER 31, 2002


                                     Members'                                  Members'
                                   deficiency      Share of                   deficiency
                                 January 1, 2002  net income Distributions December 31, 2002


Anthony E. Malkin
  Joint Venture #1.............     $ (82,268)    $  149,643   $  186,045      $ (118,670)

Anthony E. Malkin
  Joint Venture #2.............       (82,269)       149,644      186,045        (118,670)

Anthony E. Malkin
  Joint Venture #3.............       (82,269)       149,644      186,045        (118,670)

Anthony E. Malkin
  Joint Venture #4.............       (82,269)       149,644      186,045        (118,670)

Peter L. Malkin
 Joint Venture #1..............       (82,269)       149,644      186,045        (118,670)

Peter L. Malkin
 Joint Venture #2..............       (82,269)       149,644      186,045        (118,670)

Peter L. Malkin
 Joint Venture #3..............       (82,268)       149,644      186,046        (118,670)

Peter L. Malkin
 Joint Venture #4..............       (82,268)       149,644      186,046        (118,670)

Peter L. Malkin
 Joint Venture #5..............       (82,268)       149,644      186,045        (118,669)

Peter L. Malkin
 Joint Venture #6..............       (82,268)       149,644      186,045        (118,669)

                                    $(822,685)    $1,496,439   $1,860,452     $(1,186,698)















	See accompanying notes to financial statements.
                                    -35-


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




















	See accompanying notes to financial statements.
                                -36-

                                                              EXHIBIT D
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 STATEMENTS OF CASH FLOWS



                                         Year ended December 31,
                                   2002             2001            2000



Cash flows from operating activities:
  Net income                    $ 1,496,439     $ 3,058,314     $ 2,952,546
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Amortization                      102,718        102,520          69,632
  Change in additional rent due
   from Fisk Building Associates     (5,669)        (1,469)         11,835
  Change in accrued expenses         (1,362)        13,325          11,491
  Depreciation of building improvements 158,462     51,722               -

    Net cash provided by
     operating activities          1,750,588     3,224,412       3,045,504

Cash flows from investing activities:
   Payments for building improvements (2,791,929) (2,772,615)   (1,953,845)

     Net cash used in investing
       activities                  (2,791,929)    (2,772,615)    (1,953,845)

Cash flows from financing activities:
   Cash distributions              (1,860,452)    (3,179,150)    (2,993,151)
   Principal payments on long-term debt     -          -         (4,289,171)
   Proceeds from second mortgage payable  5,000,000       -       7,000,000
   Payment of mortgage refinancing costs (1,152) (69) (516,649) Advance from (payments to) Fisk
   Building Associates                     (856,919)  1,755,306     172,105

    Net cash provided by (used in)
      financing activities                2,281,477  (1,423,913)   (626,866)

    Net change in cash                    1,240,136    (972,116)    464,793

Cash and cash equivalents,
 beginning of year                          966,682   1,938,798   1,474,005

     CASH AND CASH EQUIVALENTS,
       END OF YEAR                      $ 2,206,818  $  966,682  $ 1,938,798



Supplemental disclosures of cash flow information:
 Cash paid during year for interest     $   589,692  $   525,770  $ 364,669

















	See accompanying notes to financial statements.
                                -37-

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

In connection with the building improvements program which began in 1999 (see Note 3), costs totaling $7,763,350 at December 31, 2002, including improvements in progress at December 31, 2002 aggregating $138,227, have been incurred. Depreciation of these assets is being provided using the straight-line method over an estimated useful life of 39 years.

c.     Mortgage refinancing costs, amortization and related party transactions:

Mortgage refinancing costs incurred in connection with the 1996 modification of the previous first mortgage (see Note 3) were amortized ratably over the extended term of the that mortgage, from March 1, 1996 through November 17, 2000.

Mortgage refinancing costs incurred in connection with the second mortgage were amortized ratably over the extended term of the second mortgage, from September 22, 1999 through November 17, 2000.
                                    -38-


                250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                NOTES TO FINANCIAL STATEMENTS
                      (continued)




2.     Summary of Significant Accounting Policies (continued)

c. Mortgage refinancing costs, amortization and related party transactions (continued):

Mortgage refinancing costs paid in 2002, 2001 and 2000, totaling
$517,770, were incurred in connection with the new first mortgage. Such charges include $38,817 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs are being amortized ratably over the term of the new first mortgage, from November 17, 2000 through December 1, 2005.

d. Valuation of Long-Lived Assets:

The Company periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When the Company determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method.

e. Revenue Recognition:

Basic minimum rent and overage rent, which is based on the Lessee's annual net income, as defined in the lease, are recognized when earned.

f.      Use of estimates:

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




3. Mortgage Indebtedness and Building Improvements Program

The previous first mortgage was held by Apple Bank for Savings and was scheduled to mature on December 1, 2000, as extended from June 1, 2000. Annual mortgage charges were $289,157, payable in equal monthly installments, applied first to interest at the rate of 9.4% per annum and the balance to principal.

In connection with a building improvements program (the "Program") approved by the Participants and the Lessee, the Lessee began financing the Program in 1999 and billing the Company for costs incurred. Effective September 22, 1999 a second mortgage was placed on the property with Apple Bank for Savings, in the amount of $1,500,000, to finance the Program. The mortgage required monthly payments of interest only based on the 30-day LIBOR rate and was scheduled to mature on December 1, 2000, as extended from June 1, 2000.
                                 -39-



                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 NOTES TO FINANCIAL STATEMENTS
                        (continued)



3. Mortgage Indebtedness and Building Improvements Program
   (continued)

A new first mortgage was placed on the property effective November 17, 2000, with Emigrant Savings Bank in the amount of $15,500,000. At the closing, $7,000,000 was advanced to pay off the then-existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. On January 23, 2002 and December 16, 2002, respectively, additional mortgage advances of $2,000,000 and $3,000,000 were drawn on the mortgage loan to pay for building improvement advances by the Lessee. The balance of the first mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the property. All improvements made under the Program are owned by the Company and financed through an increase in the fee mortgage, which will be funded by an equivalent increase in the basic rent paid by the Lessee to the Company (See Note 4).

Monthly payments under the first mortgage are interest only. Amounts advanced at the closing ($7,000,000) bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing until May 31, 2003 bear interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by the Company. As of December 31, 2002, the effective floating rate on the mortgage proceeds drawn down after the closing ($5,000,000) was 4.0%.

On June 1, 2003, the interest rate on all amounts advanced following the closing will be converted to a fixed rate equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.

The mortgage matures on December 1, 2005, when the entire principal balance falls due.

The real estate is pledged as collateral for the first mortgage.

The estimated fair value of the Company's mortgage debt, based on the available market information or other appropriate valuation methodologies, was $12,700,000 and $7,100,000 at December 31, 2002 and 2001, respectively.



4. Related Party Transactions - Rent Income

Rent income earned during the years ended December 31, 2002, 2001 and 2000, totaling $2,534,289, $4,038,159 and $3,707,463, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975,
October 1, 1984, September 1, 1999 and November 17, 2000) with the Lessee, consisting of the following:

                                       Year ended December 31,
                           	   2002   	   2001   	   2000

    Basic minimum annual rent    $  629,656   $  553,770      $  429,740
    Primary overage rent            752,000      752,000        752,000
    Secondary overage rent        1,152,633    2,732,389       2,525,723

                                 $2,534,289      $4,038,159      $3,707,463
                                -40-
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 NOTES TO FINANCIAL STATEMENTS
                        (continued)


4. Related Party Transactions - Rent Income (continued)

The lease, as modified, provides for rent income until September 30, 2003, as follows:

A) A basic annual rent equal to the sum of $28,000 plus current mortgage requirements for interest and amortization.

The lease modification dated November 17, 2000 provides that the basic rent will be payable in equal monthly installments totaling an annual amount equal to the sum of $28,000, plus payments for interest and amortization (not including any balloon principal payment due at maturity) required annually under the new $15,500,000 first mortgage loan from Emigrant Savings Bank (Note 3), and any refinancing of such mortgage.

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



5.  Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2002, 2001 and 2000, totaling $186,717, $333,239 and $312,572, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.
                                    -41-

                250 WEST 57th ST. ASSOCIATES L.L.C.
                  (A Limited Liability Company)

                 NOTES TO FINANCIAL STATEMENTS
                         (continued)




6.  Related Party Transactions - Professional Fees

Professional fees (including disbursements) during the years ended December 31, 2001 and 2000, totaling $530 and $34,260, respectively, were paid to the firm of Wien & Malkin LLP, a related party.




7.  Number of Participants

There were approximately 575 participants in the various joint ventures as of December 31, 2002, 2001 and 2000.




8.  Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.




9.  Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years 2002, 2001 and 2000, based on 720 participation units outstanding during each year, consisted of the following:


                                   Year ended December 31,
                                   2002    2001    2000

                Income              $2,078  $4,248  $4,101
                Return of capital      506     167      56

                Total distributions $2,584  $4,415  $4,157

Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.




10. Concentration of Credit Risk

The Company maintains cash balances in two banks, and in a distribution account held by Wien & Malkin LLP. The bank balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances of cash in banks amounted to approximately $2,043,000 at December 31, 2002. The cash in the distribution account held by Wien & Malkin LLP is not insured. The funds held in the distribution account were paid to the participants on January 1, 2003.
                                 -42-


                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

                 NOTES TO FINANCIAL STATEMENTS
                      (continued)


11. Litigation

Wien & Malkin LLP and Peter L. Malkin, a member in Associates, have been engaged in a dispute proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the net lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorized payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Lessee to vote to terminate Helmsley- Spear without cause, (ii) dismisses Helmsley-Spear claims against Wien & Malkin and Peter Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were affirmed by the Appellate Division on December 5, 2002, and were further appealed by Wien & Malkin and Mr. Malkin on January 13, 2003.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG, and Newmark Realty), including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementat-ion of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged and must effect an orderly transition and departure within 60 days. As of November 20, 2002, Helmsley-Spear is no longer the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc. Helmsley-Spear continues to pursue its appeal.

In accord with the Lessee's May 20, 2002 vote, the expenses for the preparat-ion of the solicitation statements, the solicitation of votes and the imple-mentation of the new program are being paid by the Lessee. Such payments have totaled $245,251, including $82,574 to Wien & Malkin.



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

As a result of the conversion of Company in 2001 to a limited liability company (Note 1), certain accounts in the 2000 financial statements have been reclass-ified to conform with subsequent year presentation.

                                 -43-

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


















                                  -44-






                                                         SCHEDULE III
                250 WEST 57th ST. ASSOCIATES L.L.C.
                 (A Limited Liability Company)

          Real Estate and Accumulated Depreciation
                        December 31, 2002




Column

  A  Description            Office building and land located at
                               250-264 West 57th Street, New York,
                               New York, known as the "Fisk
                               Building".

  B  Encumbrances Emigrant Savings Bank
      Balance at December 31, 2002............................  $12,000,000

  C  Initial cost to company
      Land....................................................  $ 2,117,435

     Building.................................................  $ 4,940,682

  D          Costs capitalized subsequent to acquisition
                Building improvements and tenant installations
                 and improvements......... ...................  $ 8,701,141

               Carrying costs.................................      NONE

  E          Gross amount at which carried at
                close of period
                 Land.......................................... $ 2,117,435
                 Building and building improvements and
                 tenant installations and improvements........   13,641,823

                 Total.......................................  $15,759,258(a)

  F           Accumulated depreciation.......................  $ 6,088,657(b)

  G           Date of construction                                1921

  H           Date acquired                                September 30, 1953

  I		Life on which depreciation in latest
                         income statements is computed               39 years


         (a)        Gross amount of real estate
                    Balance at January 1, 2000                   $ 8,240,869

                    Purchase of building improvements and building improvements in progress(expenditures advanced by Lessee, a related party, and recorded by the Company):

                  F/Y/E 12/31/00                $1,953,845
               	        12/31/01                 2,772,615
                        12/31/02                 2,791,929         7,518,389
                 Balance at December 31, 2002                    $15,759,258

              The costs for federal income tax purposes are the same as for financial statement purposes.

        (b)   Accumulated depreciation
               Balance at January 1, 2000                        $5,878,473
               Depreciation:
                 F/Y/E 12/31/00                     None
                       12/31/01                 $ 51,722
                       12/31/02                  158,462           210,184
              Balance at December 31, 2002                      $6,088,657
                                      -45-