Form 10-Q
period 2003-03-31
250 WEST 57TH ST ASSOCIATES
filed 2003-05-20
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

2003 2002

Income:

Basic rent, from a related

party (Note B) $ 179,449 $ 152,803

Advance of primary overage rent,

from a related party (Note B) 188,000 188,000

Dividend income -0- 848

Interest income 4,654 4,654

---------- ----------

Total income 372,103 346,305

---------- ----------Expenses:

Interest on mortgage 172,095 145,802

Supervisory services, to a

related party (Note C) 15,000 15,000

Special fees, to a

related party -0- 13,325

Depreciation of improvements 52,650 32,899

Amortization of mortgage

refinancing costs 25,687 25,656

Miscellaneous 325 325

---------- ----------

Total expenses 265,757 233,007

---------- ----------

Net Income $ 106,346 $ 113,298

========== ==========

Earnings per $5,000 participation

unit, based on 720 participation

units outstanding during the period $ 147.70 $ 157.36

========== ==========

Distributions per $5,000 participation unit:

Distributions per $5,000

participation unit consisted of

the following:

Income $ 147.70 $ 157.36

Return of capital 102.30 92.64

---------- ----------

Total distributions $ 250.00 $ 250.00 ========== ==========

At March 31, 2003 and 2002, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets: March 31, 2003 December 31, 2002

Current assets:

Cash $ 2,196,606 $ 2,206,818

Rent receivable 22,726 5,669

---------- -----------

Total current assets 2,219,332 2,212,487

---------- -----------

Real estate, at cost:

Property situated at 250-264 West

57th Street, New York, New York:

Land 2,117,435 2,117,435

---------- -----------

Building 4,940,682 4,940,682

Less: Accumulated depreciation 4,940,682 4,940,682

---------- -----------

-0- -0-

---------- -----------

Building improvements 8,984,683 8,313,123 Less: Accumulated depreciation 950,834 898,184

---------- -----------

8,033,849 7,414,939

---------- ----------- Building improvements in progress 136,064 138,227

---------- -----------

Total Real estate 10,287,348 9,670,601

---------- -----------

Other assets:

Mortgage refinancing costs 517,770 517,770

Less: Accumulated amortization 243,483 217,796

---------- -----------

274,287 299,974

---------- -----------

Total assets $12,780,967 $12,183,062

========== ===========

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members'Deficiency: March 31, 2003 December 31, 2002

Current liabilities:

Due to Fisk Building Associates L.L.C.,

a related party $ 1,983,380 $ 1,313,983

Accrued interest on mortgage 57,939 55,777

---------- -----------

Total current liabilities 2,041,319 1,369,760

Long-term Liabilities :

First mortgage payable (Note B) 12,000,000 12,000,000

---------- -----------

Total liabilities $14,041,319 $13,369,760

Members'Deficiency:

March 31, 2003 (1,260,352) -0-

December 31, 2002 -0- (1,186,698)

---------- -----------

Total liabilities and members'

deficiency:

March 31, 2003 $ 12,780,967

December 31, 2002 ========== $12,183,062

===========

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members'Deficiency

(Unaudited)

For the Three For the Year

Months Ended Ended

March 31, 2003 December 31, 2002

Members' deficiency:

January 1, 2003 $(1,186,698)

January 1, 2002 $ (822,685)

Add, Net income:

January 1, 2003 through

March 31, 2003 106,346 -0-

January 1, 2002 through

December 31, 2002 -0- 1,496,439

---------- -----------

(1,080,352) 673,754

---------- -----------

Less Distributions:

Distribution, November 29, 2002

of Secondary Overage Rent for

the lease year ended

September 30, 2002 -0- 1,140,452

Distributions January 1, 2003

through March 31, 2003 180,000 -0-

Distributions January 1, 2002

through December 31, 2002 -0- 720,000

---------- -----------

180,000 1,860,452

---------- -----------

Members' deficiency:

March 31, 2003 $(1,260,352)

December 31, 2002 ========== $(1,186,698)

===========

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Cash flows from operating activities:

Net income $ 106,346 $ 113,298

Adjustments to reconcile net income

to net cash provided by operating

activities:

Depreciation of improvements 52,650 32,899

Amortization of mortgage refinancing

costs 25,687 25,656

Change in accrued interest payable 2,161 6,296

Change in rent receivable (17,056) (14,360)

Change in mortgage refinancing

costs -0- (512)

---------- ----------

Net cash provided by

operating activities 169,788 163,277

---------- ----------

Cash flows from investing activities:

Payments for building improvements,

including improvements in progress -0- (546,251)

---------- ----------

Net cash used in investing

activities -0- (546,251)

---------- ----------

Cash flows from financing activities:

Cash distributions (180,000) (180,000)

Proceeds from first mortgage payable -0- 2,000,000

Payments to Fisk Building

Associates L.L.C. -0- (402,597)

---------- ----------

Net cash provided by (used in)

financing activities (180,000) 1,417,403

---------- ----------

Net increase (decrease) in cash (10,212) 1,034,429

Cash and Cash Equivalents,

beginning of period 2,206,818 966,682

---------- ----------

Cash and Cash Equivalents, end of period $2,196,606 $2,001,111

========== ===========

Cash paid for:

Interest $ 169,934 $ 139,505

============= ============

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2003 2002

Supplemental disclosure of

noncash investing and financing

activities:

Building improvements purchased

by means of a financing agreement

with the lessee as follows: $669,397 $ -0-

======== ========

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2003, its results of operations and cash flows for the three months ended March 31, 2003 and 2002, and its changes in Members' deficiency for the three months ended March 31, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of member interests in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1 ("Note C").

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $15,500,000 first mortgage loan (the "First Mortgage") from Emigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

The Net Lease provides for one renewal option of 25 years. The Net Lessee has exercised its option to renew the Net Lease for a period of 25 years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

Effective November 17, 2000, a new first mortgage was placed on the Property with Emigrant Savings Bank in the amount of $15,500,000. The First Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the Property. During 2002, an additional $5,000,00O was advanced. The balance of the First Mortgage loan will be advanced in stages through May 31, 2003 to pay for additional improvements to the Property.

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

Note C - Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2003, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2003 by Registrant to either of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, all of the Members, who hold senior positions at Supervisor, by reason of their positions at Supervisor, are entitled to receive their pro rata share of any supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

As of March 31, 2003, certain of the Members in Registrant held additional Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that such Trusts are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant's current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as "believe", "expect", "anticipate", "intend", "plan", "estimate" or words of similar meaning.

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

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First Mortgage and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market.

Registrant does not pay dividends. During the three month period ended March 31, 2003, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 29, 2002, Registrant made an additional distribution of $1,584 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002. Such increase was the net result of an increase in basic rent received from the Net Lessee and a decrease in dividend income for the three month period ended March 31, 2003 as compared with the three month period ended March 31, 2002.

Total expenses increased for the three month period ended March 31, 2003, as compared to the three month period ended March 31, 2002. Such increase was the net result of an increase in interest on the mortgage, amortization of mortgage refinancing costs and depreciation and a decrease in special fees for the three month period ended March 31, 2003 as compared with the three month period ended March 31, 2002.

Liquidity and Capital Resources

Registrant's liquidity has decreased slightly after Registrant made payments on the improvement program for the three month period ended March 31, 2003, as compared with the three month period ended March 31, 2002. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which $3,500,000 is available to be drawn down at March 31, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the First Mortgage to fully satisfy the outstanding principal balance at maturity, and furthermore, Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in the Net Lessee and/or external financing.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2002.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. Al. V. Helmsley-Spear, Inc., et. Al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Net Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were affirmed by a ruling of the Appellate Division, the New York Court of Appeals declined to review such ruling, and further application for review is under consideration.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $ 275,096 from inception to date (including fees of $75,000 plus disbursements of $11,065 to Wien & Malkin LLP).

Item 6. Exhibits and Reports on Form 8-K.

  The exhibits hereto are being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated March 29, 1996 and May 14, 1998 (collectively, the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: May 20, 2003

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

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

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

3(d) Registrant's Consent and Operating Agreement dated as of November 30, 2001

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

  the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and
  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant"), to certify that:

(1) the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 20, 2003

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