Form 10-Q
period 2003-06-30
250 WEST 57TH ST ASSOCIATES
filed 2003-08-19
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2003 2002 2003 2002

Income:

Basic rent, from a related party (Note B)	$198,252	$156,926	$377,701	$309,729
Advance of primary overage rent from a related party (Note B)	188,000	188,000	376,000	376,000
Dividend income	0	789	0	1,637
Interest Income	8,579	2,251	13,234	6,905
Total income	394,831	347,966	766,935	694,271

Expenses:

Interest on mortgage	191,252	149,927	363,347	295,729
Supervisory services, to a related party (Note C)	15,000	15,000	30,000	30,000
Special Fees, to a related party	0	(13,325)	-0-	-0-
Depreciation of improvements	57,697	38,544	110,347	71,443
Amortization of mortgage refinancing costs	25,687	25,687	51,375	51,343
Miscellaneous	-0-	-0-	325	325
Total expenses	289,636	215,833	555,394	448,840
Net Income	$105,195	$132,133	$211,541	$245,431
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	146.10	$ 183.52	$ 293.81	$ 340.88

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 146.10	$ 183.52	$ 293.81	$ 340.88
Return of Capital	103.90	66.48	206.19	159.12
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2003 and 2002, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2003	December 31, 2002
Current assets: Cash	$ 180,115	$124,279
Emigrant Money Market Fund	5,555,772	2,082,539
Rent receivable	0	5,669
Total current assets	5,735,887	2,212,487

Real estate, at cost: Property situated at 250 264 West 57th Street, New York, New York: Land	2,117,435	2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	-0-	-0-
Building improvements	9,928,102	8,313,123
Less: Accumulated depreciation	1,008,531	898,184
	8,919,571	7,414,939
Building improvements in progress	940	138,227
Total real estate	11,037,946	9,670,601
Other assets: Mortgage refinancing costs	517,770	517,770
Less: Accumulated amortization	269,170	217,796
	248,600	299,974
Total assets	$17,022,433	$12,183,062

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members'Deficiency:	June 30, 2003	December 31, 2002
Current liabilities:
Due to Fisk Building Associates L.L.C., a related party	$ 2,791,676	$ 1,313,983
Accrued interest on mortgage	65,914	55,777

Total current liabilities	2,857,590	1,369,760

Long-term liabilities First mortgage payable (Note B)	15,500,000	12,000,000
Total liabilities	$18,357,590	13,369,760
Members' Deficiency:
June 30, 2003	(1,335,157)	-0-
December 31, 2002	-0-	(1,186,698)
Total liabilities and members' deficiency: June 30, 2003	$ 17,022,433
December 31, 2002		$12,183,062

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)
	For the Six Months Ended June 30, 2003	For the Year Ended December 31, 2002
Member's deficiency:
January 1, 2003 January 1, 2002	$ (1,186,698)	$(822,685)
Add, Net income:
January 1, 2003 through June 30, 2003	211,541	-0-
January 1, 2002 through December 31, 2002	-0-	1,496,439
	(975,157)	673,754
Less Distributions:
Distributions January 1, 2003 through June 30, 2003	360,000	-0-
Distributions January 1, 2002 through December 31, 2002	-0-	720,000
Distribution, November 29, 2002	-0-	1,140,452
	360,000	1,860,452
Member's deficiency:
June 30, 2003 December 31, 2002	$ (1,335,157)	$(1,186,698)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2003 2002

Cash flows from operating activities: Net income	$ 211,541	$ 245,431
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of improvements	110,347	71,443
Amortization of mortgage refinancing costs	51,375	51,343
Increase in rent receivable	5,669	0
Change in accrued interest payable	10,137	6,094
Change in accrued expenses	0	(13,325)

Net cash provided by operating activities	389,069	360,986

Cash flows from investing activities: Payments for building improvements, including improvements in progress	0	(1,238,825)
Net cash used in investing activities	0	(1,238,825)

Cash flows from financing activities:
Cash distributions	(360,000)	(360,000)
Proceeds from first mortgage payable	3,500,000	2,000,000
Payments to Fisk Building Associates L.L.C.	0	(910,024)
Payments for mortgage refinancing costs	0	(1,152)

Net cash provided by financing activities	3,140,000	728,824
Net increase (decrease) in cash and cash equivalents	3,529,069	(149,015)
Cash and cash equivalents, beginning of period	2,206,818	966,682
Cash and Cash equivalents, end of period	$ 5,735,887	$ 817,667

Cash paid for: Interest	$ 353,211	$ 289,635

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2003 2002

Supplemental disclosure of

noncash investing and financing

activities:

Building improvements purchased

by means of a financing agreement

with the lessee as follows: $1,477,693 $ -0-

========= ======

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2003 its results of operations and cash flows for the six months and three months ended June 30, 2003 and 2002, and its changes in members' deficiency for the six months ended June 30, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Members"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2003. Net Lessee is a New York partnership, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1.

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

Effective November 17, 2000, a new first mortgage was placed on the Property with Emigrant Savings Bank in the amount of $15,500,000. The First Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the Property. The balance of the First Mortgage loan was advanced in stages through May, 2003 to pay for additional improvements to the Property.

Monthly payments under the mortgage are interest only. Amounts advanced at the closing bear interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing will bear interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates.

On June 1, 2003 the interest rate on all amounts advanced following the closing was converted to a fixed rate of 3.12% equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term thereof.

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At June 30, 2003, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six month period ended June 30, 2003 by Registrant to either of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and member interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Net Lessee. However, all of the Members, who hold senior positions at Supervisor, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

As of June 30, 2003, certain of the Members in Registrant held additional Participations as follows:

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First Mortgage and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the operation, repair, maintenance and management of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market.

Registrant does not pay dividends. During the six month period ended June 30, 2003, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 29, 2002, Registrant made an additional distribution of $1,583.96 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes B and C. There are no legal restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the six month period ended June 30, 2003, as compared with the six month period ended June 30, 2002. Such increase was the net result of an increase in Basic Rent received from the Net Lessee and interest income and a decrease in dividend income for the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002.

Total expenses increased for the six month period ended June 30, 2003, as compared to the six month period ended June 30, 2002. Such increase was the result of an increase in interest on the mortgage, depreciation and amortization expense for the six month period ended June 30, 2003 as compared with the six month period ended June 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased significantly due to the retention of mortgage proceeds at June 30, 2003, as compared with June 30, 2002. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which all is drawn at June 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

No amortization payments are due under the First Mortgage to satisfy fully the outstanding principal balance at maturity, and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the Mortgage balance at maturity.

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

Item 4. Evaluation of Disclosure Controls and Internal Control Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. v. Helmsley-Spear, Inc., et. Al. Wien & Malkin LLP and Peter L. Malkin have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of Registrant's property in which Wien & Malkin and Peter L. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Peter L. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Peter L. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by investors or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the members in Net Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helsmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were affirmed by a ruling of the Appellate Division, the New York Court of Appeals declined to review such ruling, and Wien & Malkin's application for further review has been filed.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in Lessee, brought litigation against Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Peter L. Malkin are defending against these claims.

At Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG, and Newmark Realty), including payment by Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear, Inc.'s termination. Helmsley-Spear, Inc. filed objections and on September 10, 2002, the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. Helmsley-Spear, Inc.'s September 27, 2002 motion in the Appellate Division to stay the court's ruling pending an appeal was denied on October 31, 2002. Helmsley-Spear, Inc.'s appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear, Inc.'s termination. In August 2003, the Appellate Division granted Helmsley-Spear, Inc.'s application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear, Inc. at the Property. Since November 20, 2002, Helmsley-Spear, Inc. has not been the managing and leasing agent and has been replaced by Cushman & Wakefield. Helmsley-Spear continues to pursue its appeal.

In accord with the Net Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $278,305 from inception to date (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin).

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

Date: August 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Stanley Katzman

Stanley Katzman, Attorney-in-Fact*

Date: August 19, 2003

______________________________________________________________________________

* Mr. Katzman supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of 250 West 57th St. Associates L.L.C.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Member of Wien & Malkin LLP, Supervisor of 250 West 57th St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Stanley Katzman, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of 250 West 57th St. Associates L.L.C.;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 19, 2003

By /s/ Stanley Katzman

Name: Stanley Katzman

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 250 West 57th St. Associates L.L.C.

EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3(c) is Registrant's Consent and Operating Agreement dated as of November 30, 2001 as a Limited Liability Company which incorporates by reference the Registrant's prior Joint Venture Agreement, dated May 25,1953 which was filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 (the "Registration Statement") and itself incorporated by reference as an exhibit it hereto.

3 (b)

Amended Buisness Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant effective as of April 15, 1998, which was filed as Exhibit 3(b) to Registrant's 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

3 (c)	Registrant's Consent and Operating Agreement dated as of November 30, 2001
3 (d)	Registrant's Consent and Operating Agreement dated as of November 30, 2001
24

Powers of Attorney dated March 29, 1996 and May 14, 1998 between Partners in Registrant and Stanley Katzman and Richard A. Shapiro which was filed as Exhibit 24 to Registrant's 10-Q for the quarter ended March 31,

1998 and is incorporated by reference as an exhibit hereto.
31.1	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Stanley Katzman, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(cont.)

Number	Document	Page*
32.2	Certification of Stanley Katzman, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________________________________________

* Page references are based on sequential numbering system.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Stanley Katzman, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 19, 2003

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