Form 10-Q
period 2003-09-30
250 WEST 57TH ST ASSOCIATES
filed 2003-12-02
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Ended September 30, Ended September 30,

2003 2002 2003 2002

Income:

Basic rent, from a related party (Note B)	$206,216	$ 157,130	$ 583,917	$ 466,859
Advance of primary overage rent from a related party (Note B)	188,000	188,000	564,000	564,000
Secondary overage rent from a related party (Note B)	2,330,161	1,152,633	2,330,161	1,152,633
Dividend income	0	886	0	2,523
Interest Income	7,322	1,142	20,556	8,047
Total income	2,731,699	1,499,791	3,498,634	2,194,062

Expenses:

Interest on mortgage	199,216	150,130	562,563	445,859
Supervisory services, to a related party (Note C)	248,292	146,717	278,292	176,717
Fees, to a related party (Note D)	1,632	0	1,632	0
Depreciation of building improvements	59,999	42,586	170,346	114,029
Amortization of mortgage refinancing costs	25,687	25,687	77,062	77,031
Miscellaneous	0	750	325	1075
Total expenses	534,826	365,870	1,090,220	814,711
Net Income	$2,196,873	$1,133,921	$2,408,414	$1,379,351
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$ 3,051.21	$ 1,574.89	$ 3,345.02	$ 1,915.77

Distributions per $5,000 participation unit

consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of Capital	0	0	0	0
Total distributions	$250.00	$ 250.00	$750.00	$ 750.00

At September 30, 2003 and 2002, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2003	December 31, 2002
Current assets: Cash	$ 178,483	$ 124,279
Rent receivable	2,330,161	5,669
Receivable from participants re: NYS estimated tax	13,063	0
Total current assets	2,521,707	129,948

Real estate, at cost: Property situated at 250-264 West 57th Street, New York, New York: Land	2,117,435	2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements and equipment	10,406,187	8,313,123
Less: Accumulated depreciation	1,068,530	898,184
	9,337,657	7,414,939
Building improvements in progress	161,558	138,227
Total real estate	11,616,650	9,670,601
Other assets: Mortgage refinancing costs	517,770	517,770
Less: Accumulated amortization	294,858	217,796
	222,912	299,974
Cash segregated for payment of building improvement costs	3,262,574	2,082,539
Total other assets	3,485,486	2,382,513
Total assets	$ 17,623,843	$12,183,062

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Equity (Deficiency):	September 30, 2003	December 31, 2002
Current liabilities:
Accrued supervisory fees, to a related party	$ 233,292	$ 0
Due to Fisk Building Associates L.L.C., a related party	1,142,921	1,313,983
Accrued interest on mortgage	65,914	55,777

Total current liabilities	1,442,127	1,369,760

Long-term liabilities First mortgage payable (Note B)	15,500,000	12,000,000
Total liabilities	16,942,127	13,369,760
Members' Equity (Deficiency):
September 30, 2003	681,716	0
December 31, 2002	0	(1,186,698)
Total liabilities and members' equity (deficiency): September 30, 2003	$ 17,623,843
December 31, 2002		$12,183,062

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Equity (Deficiency)

(Unaudited)
	For the Nine Months Ended September 30, 2003	For the Year Ended December 31, 2002
Members' deficiency:
January 1, 2003 January 1, 2002	$(1,186,698)	$(822,685)
Add, Net income:
January 1, 2003 through September 30, 2003	2,408,414	0
January 1, 2002 through December 31, 2002	0	1,496,439
	1,221,716	673,754
Less Distributions:
Distributions January 1, 2003 through September 30, 2003	540,000	0
Distributions January 1, 2002 through December 31, 2002	0	720,000
Distribution, November 29, 2002	0	1,140,452
	540,000	1,860,452
Members' equity (deficiency):
September 30, 2003 December 31, 2002	$ 681,716	$(1,186,698)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2003 2002

Cash flows from operating activities: Net income	$ 2,408,414	$1,379,351
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of improvements	170,346	114,029
Amortization of mortgage refinancing costs	77,062	77,031
Increase in rent receivable	(2,324,492)	0
Change in accrued supervisory fees	233,292	118,392
Change in accrued interest payable	10,137	6,094
Change in due to lessee	0	(1,152,633)
Net cash provided by operating activities	574,759	542,264

Cash flows from investing activities: Payments for building improvements, including improvements in progress	(2,116,395)	(2,078,219)
Cash segregated for payment of building improvement costs	(1,180,035)	149,376
Change in receivable from participants	(13,063)	0
Net cash used in investing activities	(3,309,493)	(1,928,843)

Cash flows from financing activities:
Cash distributions	(540,000)	(540,000)
Proceeds from first mortgage payable	3,500,000	2,000,000
Payments to Fisk Building Associates L.L.C.	(171,062)	(70,631)
Payments for mortgage refinancing costs	0	(1,152)

Net cash provided by financing activities	2,788,938	1,388,217
Net increase in cash	54,204	1,638
Cash and cash equivalents, Beginning of period	124,279	405,040
Cash and cash equivalents, end of period	$ 178,483	$ 406,678

Cash paid for: Interest	$ 552,426	$ 439,765

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2003 its results of operations for the nine months and three months ended September 30, 2003 and 2002, its cash flows for the nine months ended September 30, 2003 and 2002, and its changes in members' equity (deficiency) for the nine months ended September 30, 2003. Information included in the condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2002 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents are at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1.

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

For the lease year ended September 30, 2003, Net Lessee reported net operating profit of $5,458,832 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,330,161 for the fiscal year ended September 30, 2003. The Secondary Overage Rent of $2,330,161 represents 50% of the excess of the net operating profit of $5,458,832 over $752,000, less $23,255 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $2,330,161 plus $23,255 of interest income was available for distribution to the participants. After deducting $233,292 incurred to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants and annual New York State limited liability company filing fees of $500, the balance of $2,099,624 will be distributed to the Participants on November 30, 2003.

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

Effective November 17, 2000, a new first mortgage was placed on the Property with Emigrant Savings Bank in the amount of $15,500,000. The First Mortgage matures on December 1, 2005. At the closing, the amount of $7,000,000 was advanced to pay off the existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the Property. During 2002, an additional $5,000,000 was advanced. The balance of the First Mortgage loan was advanced in stages through May 31, 2003 to pay for additional improvements to the Property.

Monthly payments under the mortgage are interest only. Amounts advanced at the closing bore interest at the rate of 7.511% throughout the term of the mortgage until June 1, 2003. Amounts advanced after the closing bore interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates.

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

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At September 30, 2003, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent. For the nine months ended September 30, 2003 and 2002, Registrant incurred Additional Fees of $233,292 and $126,717, respectively.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine month period ended September 30, 2003 by Registrant to either of the Members as such.

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

As of September 30, 2003, certain of the Members in Registrant held additional Participations as follows:

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

Note D Fees

During the nine months ended September 30, 2003, fees totaling $1,632 (computed on an hourly basis for special services) were paid to the firm of Wien & Malkin LLP, a related party.

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

Registrant does not pay dividends. During the nine month period ended September 30, 2003, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2003, Registrant will make an additional distribution of $2,916 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual NYS LLC filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the nine-month period ended September 30, 2003, as compared with the nine-month period ended September 30, 2002. Such increase was the net result of an increase in Basic Rent received from the Net Lessee, an increase in Secondary Overage Rent, an increase in interest income and a decrease in dividend income for the nine-month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002.

Total expenses increased for the nine-month period ended September 30, 2003, as compared to the nine-month period ended September 30, 2002. Such increase resulted primarily from an increase in interest on the mortgage, an increase in additional supervisory fees and an increase in depreciation for the nine- month period ended September 30, 2003 as compared with the nine-month period ended September 30, 2002.

Liquidity and Capital Resources

Registrant's liquidity has increased significantly due to the retention of mortgage proceeds and the increase in the rent receivable at September 30, 2003, as compared with September 30, 2002. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which all is drawn at September 30, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. V. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Net Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, Insignia/ESG and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $ 282,163 from inception to date (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP).

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

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 2, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 2, 2003

______________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

Title: Member of Wien & Malkin LLP, Supervisor of 250 West 57th St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

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

Date: December 2, 2003

By /s/ Mark Labell

Name: Mark Labell

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
24

Powers of Attorney dated October 14, 2003 between Partners in Registrant and Mark Labell which is filed as Exhibit 24 to Registrant's 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT INDEX

(cont.)

Number	Document	Page*
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________________________________________

  Page references are based on sequential numbering system.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C.("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 2, 2003

By /s/ Mark Labell

Mark Labell

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