Form 10-K
period 2003-12-31
250 WEST 57TH ST ASSOCIATES
filed 2004-04-19
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

PART I

Item 1. Business.

(a) General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building, 250-264 West 57th Street, New York, New York (the "Building") and to the land there under (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

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

As of December 31, 2003, the Building was approximately 81.6% occupied by approximately 247 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

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

For the lease year ended September 30, 2003, Net Lessee reported net operating profit of $5,458,830 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,330,160 for the fiscal year ended September 30, 2003. The Secondary Overage Rent of $2,330,160 represents 50% of the excess of the net operating profit of $5,458,830 over $752,000, less $23,255 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $2,330,160 plus $23,255 of interest income was available for distribution to the participants. After deducting $233,292 to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants and annual New York State limited liability company filing fees of $500, the balance of $2,099,623 was distributed to the Participants on November 30, 2003.

Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2003, 2002 and 2001.

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

Because the scope and cost of property improvements have expanded, Registrant is seeking to increase the Mortgage by up to $15,000,000, the maximum additional financing allowed by the current financing on the property. The increase will permit Registrant to finance $27,200,000 of the total $31,400,000 improvement program. The Lessee has approved this program.

(d) Competition

The average annual base rental rate payable to Net Lessee for leases being done at this time is $27.35 per square foot (exclusive of electricity charges and escalation).

Current asking rents for the building range from $34 to $40 per square foot.

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

Item 2. Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building", and the land thereunder. Registrant's fee title to the Property is encumbered by a Mortgage Loan which, at December 31, 2003, had an unpaid principal balance of $15,500,000. For a description of the terms of the Mortgage Loan see Note 3 of the Notes.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin LLP, et. al. V. Helmsley-Spear, Inc., et. al. On June 19, 1997 Wien & Malkin LLP and Peter L. Malkin filed an action in the Supreme Court of the State of New York, against Helmsley-Spear, Inc. and Leona Helmsley concerning various partnerships which own, lease or operate buildings managed by Helmsley-Spear, Inc., including Registrant's property. In their complaint, plaintiffs sought the removal of Helmsley-Spear, Inc. as managing and leasing agent for all of the buildings. Plaintiffs also sought an order precluding Leona Helmsley from exercising any partner management powers in the partnerships. In August, 1997, the Supreme Court directed that the foregoing claims proceed to arbitration. As a result, Mr. Malkin and Wien & Malkin LLP filed an arbitration complaint against Helmsley-Spear, Inc. and Mrs. Helmsley before the American Arbitration Association. Helmsley-Spear, Inc. and Mrs. Helmsley served answers denying liability and asserting various affirmative defenses and counterclaims; and Mr. Malkin and Wien & Malkin LLP filed a reply denying the counterclaims. By agreement dated December 16, 1997, Mr. Malkin and Wien & Malkin LLP (each for their own account and not in any representative capacity) reached a settlement with Mrs. Helmsley of the claims and counterclaims in the arbitration and litigation between them. Mr. Malkin and Wien & Malkin LLP then continued their prosecution of claims in the arbitration for relief against Helmsley-Spear, Inc., including its termination as the leasing and managing agent for various entities and properties, including the Registrant's Lessee. The arbitration hearings were concluded in June 2000, and the arbitrators issued their decision on March 30, 2001, ordering that the termination of Helmsley-Spear, Inc. would require a new vote by the partners in the Net Lessee, setting forth procedures for such a vote, and denying the other claims of all parties. Following the decision, Helmsley-Spear, Inc. applied to the court for confirmation of the decision, and Mr. Malkin and Wien & Malkin LLP applied to the court for an order setting aside that part of the decision regarding the procedure for partnership voting to terminate Helmsley-Spear, Inc. and various other parts of the decision on legal grounds. The court granted the motion to confirm the arbitrators' decision and denied the application to set aside part of the arbitrators' decision. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

At its May 20, 2002 special meeting, Lessee approved by the requisite vote the removal of Helmsley-Spear, Inc. as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, CB Richard Ellis and Newmark Realty). On May 21, 2002, Peter L. Malkin and Wien & Malkin LLP filed a court application to confirm the vote and to set the final date for Helmsley-Spear, Inc's. termination. Helmsley-Spear, Inc. filed objections. On September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear, Inc. has been discharged and must effect an orderly transition and departure within 60 days. On September 27, 2002, Helmsley-Spear, Inc. moved in the Appellate Division to stay the court's ruling pending an appeal. On October 31, 2002, the court denied Helmsley-Spear, Inc.'s application for a stay. Helmsley-Spear's appeal was rejected by the Appellate Division in its February 20, 2003 decision, which affirmed the court's confirmation of the votes and Helmsley-Spear's termination. In August 2003, the Appellate Division granted Helmsley-Spear's application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear at the property. In January 2004, the Appellate Division denied Helmsley-Spear's application for further rehearing. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Cushman and Wakefield. As of March 26, 2004, time for Helmsley-Spear's appeal expired without any filing by Helmsley-Spear, so that the Appellate Court's confirmation of the May 20, 2002 votes to replace Helmsley-Spear is now final. In accord with the Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $ 287,348 from inception through December 31, 2003 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP).

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

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member interests of the Agents in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in the Agents' undivided interest in Registrant and are divided approximately equally among the members. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 40 transfers of Participations during 2003. In five instances, the indicated purchase price was equal to 4.6 times the face amount of the Participation transferred, i.e., $23,000 for a $5,000 Participation. In one instance, the indicated purchase price was equal to 4.2 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    (b) As of December 31, 2003, there were 592 holders of Participations of record.

    (c) Registrant does not pay dividends. During the years ended December 31, 2003 and 2002, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2003 and November 30, 2002, Registrant made additional distributions for each $5,000 Participation of $2,916 and $1,584, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment and certain fees to Supervisor. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

    [SELECTED FINANCIAL DATA]

    Item 6.

    Item 6.

    250 WEST 57th ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    SELECTED FINANCIAL DATA

    Year ended December 31,

    2003 2002 2001 2000 1999

Basic minimum annual rent income	$ 788,022	$ 629,656	$ 553,770	$ 429,740	$ 341,274
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	2,330,161	1,152,633	2,732,389	2,525,723	2,262,956
Total revenues	$ 3,870,183	$ 2,534,289	$4,038,159	$3,707,463	$3,356,230
Net income	$ 2,501,788	$ 1,496,439	$3,058,314	$2,952,546	$2,719,635
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$ 3,475	$ 2,078	$ 4,248	$ 4,101	$ 3,777
Total assets	$16,698,804	$12,183,062	$8,405,356	$6,759,030	$3,905,210
Long-term obligations	$15,500,000	$12,000,000	$7,000,000	$7,000,000	$ -
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$ 3,475	$ 2,078	$ 4,248	$ 4,101	$ 3,777
Return of capital	441	506	167	56	52
Total distributions	$ 3,916	$ 2,584	$ 4,415	$ 4,157	$ 3,829

  Item 7.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

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

  Item 7.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Statement of Income Data:
Basic rent income	$179,449	$198,252	$ 206,216	$204,105
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	2,330,161	-
Dividend and interest income	4,654	8,579	7,322	7,347
Total revenues	372,103	394,831	2,731,699	399,452

Interest on mortgage	172,095	191,252	199,216	197,459
Supervisory services	15,000	15,000	248,292	15,000
Professional fees and miscellaneous	325	-	1,632	5,000
Depreciation of building improvements	52,650	57,697	59,999	62,931
Amortization of mortgage refinancing costs	25,687	25,687	25,687	25,688
Total expenses	265,757	289,636	534,826	306,078

Net income	$106,346	$105,195	$2,196,873	$ 93,374
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$ 148	$ 146	$ 3,051	$ 130

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

  SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

  The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies". The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002 and 2001. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

  Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While we believe our discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

  Revenue Recognition: Basic rent and additional rent, which is based on the lessee's annual net income as defined in the lease, are recognized when earned. Before Registrant can recognize revenue, it is required to assess, among other things, its collectibility. If we incorrectly determine the collectability of revenue, our net income and assets could be overstated.

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

  The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

  (a) Total income increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. The increase was the net result of an increase in Secondary Overage Rent received by Registrant in 2003, an increase in interest income, an increase in Basic minimum rent and a decrease in dividend income. Total income decreased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. The decrease was the result of a decrease in Secondary Overage Rent received by Registrant in 2002 and a decrease in interest and dividend income and an increase in Basic minimum rent. See Note 4 of the Notes.

  Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. The increase was the result of an increase in mortgage interest expense, depreciation expense and the additional payment for supervisory services payable with respect to an increased amount of Secondary Overage Rent received by Registrant in 2003. See Notes 3 and 5 of the Notes. Total expenses increased for the year ended December 31, 2002 as compared with the year ended December 31, 2001. The increase was the net result of an increase in mortgage interest expense and depreciation expense and a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Secondary Overage Rent received by Registrant in 2002.

Liquidity and Capital Resources

Registrant's liquidity has remained unchanged at December 31, 2003, as compared to December 31, 2002. Costs relating to the improvement program are funded from proceeds of a mortgage of $15,500,000, of which all is drawn down at December 31, 2003. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements, together with the accompanying report by J.H. Cohn LLP immediately following, are being filed in response to this item.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2003 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	70	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1982
Anthony E. Malkin	41	Son of Peter L. Malkin	Real Estate Supervision and Management	Senior Director of Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1998

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

Peter L. Malkin is a member in 60 East 42nd St. Associates L.L.C. and Empire State Building Associates L.L.C..

Anthony E. Malkin is a member in 60 East 42nd St. Associates L.L.C. and Empire State Building Associates L.L.C.

Item 11. Executive Compensation.

As stated in Item 10 hereof, Registrant has no directors or officers or any other centralization of management.

No remuneration was paid during the fiscal year ended December 31, 2003 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 2003, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $293,292 during the fiscal year ended December 31, 2003. See Item 1. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2003, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Agent interests in Registrant.

(b) At December 31, 2003, the Agents (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Agent in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and member interests or participations in Net Lessee. The Agents receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members and participants in Net Lessee. However, each of the Agents, who hold senior positions at Supervisor, by reason of his position at Supervisor, is entitled to receive his pro rata share of any supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the members in any remuneration paid or given by Registrant to Supervisor arose and arises solely from the ownership of his respective member interest therein.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

    Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTING FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2003 and December 31, 2002 were as follows:

Fee Category 2003 2002

Audit Fees $16,150 $17,550

Audit-Related Fees 5,000 7,475

Total Fees $21,400 $25,275

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2003, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant's policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit related services, tax services and other services. For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the Chief Financial Officer of Registrant. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Independent Accountant's Report of J.H. Cohn LLP, dated March 8, 2004.

Balance Sheets at December 31, 2003 and at December 31, 2002 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2003, 2002 and 2001 (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2001 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2003, 2002 and 2001.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2003 (Schedule III).

(3) Exhibits: See Exhibit Index.

(b) No report on Form 8-K was filed by Registrant during the last quarter of the period covered by this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Agents in Registrant, pursuant to a Power of Attorney, dated October 14, 2003 (collectively, the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 19, 2004

________________________

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

Date: April 19, 2004

By /s/ Mark Labell

Name: Mark Labell

Title: Member of Wien & Malkin LLP, Supervisor of 250 West 57th St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:.

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

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and we have:

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

Date: April 19, 2004

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

3 (c)	Registrant's Consent and Operating Agreement dated as of November 30, 2001
3 (d)	Registrant's Consent and Operating Agreement dated as of November 30, 2001
3 (e)	Certificate of Conversion of Registrant to a limited liability company dated November 30, 2001 filed with the New York Secretary of State on December 5, 2001.
4	Registrant's form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.
10 (a)

Net Lease between Registrant and Fisk Building Associates dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10 (b)

Modification of Net Lease dated November 10, 1961, was filed by letter dated November 21, 1961 as Exhibit B to Registrant's Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(cont.)
Number	Document	Page*
10 (c)

Second Modification Agreement of Net Lease dated June 10, 1965 between Registrant and Fisk Building Associates which was filed by letter dated December 29, 1981 as Exhibit 10(c to Registrant's Annual Report on Form 10-K for the year ended September 30, 1981 is incorporated by reference as an exhibit hereto.

10 (d)

Fourth Lease Modification Agreement dated November 12, 1985 between Registrant and Fisk Building Associates, which was filed by letter dated January 13, 1986 as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended, September 30, 1985 is incorporated herein by reference as an exhibit hereto.

10 (e)

Modification of Mortgage dated as of March 1, 1995 between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995 as Exhibit 10(e) to Registrant's Annual Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

13 (a)

Letter to Participants dated March 12, 2003 and supplementary financial reports for the fiscal year ended December 31, 2002. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

13 (b)

13(b) Letter to Participants dated November 30, 2003 and supplementary financial reports for the lease year ended September 30, 2003. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

EXHIBIT INDEX

(cont.)
Number	Document	Page*
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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 19, 2004

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

[LETTERHEAD OF J.H. COHN LLP]

INDEPENDENT ACCOUNTANTS' REPORT

To the participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Company") as of December 31, 2003 and 2002, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2003, and the supporting financial statement schedule as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

J.H. Cohn LLP

New York, N. Y.

March 8, 2004

EXHIBIT A

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

A S S E T S

December 31,

2003 2002

Current Assets:
Cash and cash equivalents (Note 10):
Cash in bank		$3,397,107		$2,146,818
Cash in distribution account held by Wien & Malkin LLP		60,000		60,000
Fidelity U.S. Treasury Income Portfolio		57,382		-
		3,514,489		2,206,818
Due from Fisk Building Associates, a related party		23,257		5,669
TOTAL CURRENT ASSETS		3,537,746		2,212,487
Real Estate at cost:
Property situated at 250-264 West 57th Street, New York, N. Y. (Notes 2b and 3):
Land		2,117,435		2,117,435
Buildings	$4,940,682		$4,940,682
Less: Accumulated depreciation	4,940,682	-	4,940,682	-
Building improvement	11,319,669		8,313,123
Less: Accumulated depreciation	1,131,461	10,188,208	898,184	7,414,939
Tenants' installations and improvements	-	-	249,791
Less: Accumulated depreciation	-	-	249,791	-
Building improvements in progress		658,190		138,227
TOTAL REAL ESTATE		12,963,833		9,670,601
Other Assets:
Mortgage refinancing costs (Note 2c)	517,770		517,770
Less: Accumulated amortization	320,545		217,796
		197,225		299,974
TOTAL ASSETS		$16,698,804		$12,183,062

LIABILITIES AND MEMBERS' DEFICIENCY
Current Liabilities:
Accrued expenses		$ 64,894		$ 55,777
Due to Fisk Building Associates, a related party		2,636,327		1,313,983
Accounts payable		2,116		-
TOTAL CURRENT LIABILITIES		2,703,337		1,369,760
Long-term Liabilities:
Bonds, mortgages and similar debt:
Mortgages payable (Note 3)		15,500,000		12,000,000
	TOTAL LIABILITIES	18,203,337		13,369,760
Commitments and contingencies (Notes 3 and 11)
Members' Deficiency (Exhibit C)		(1,504,533)		(1,186,698)
	TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$16,698,804		$12,183,062

See accompanying notes to financial statements.

EXHIBIT B

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME
Year ended December 31
2003	2002	2001
Revenues:

Rent income, from a related party (Note 4)	$3,870,183	$2,534,289	$4,038,159
Dividend income	100	2,523	5,570
Interest income	27,802	10,746	48,491
TOTAL REVENUES	3,898,085	2,547,558	4,092,220

Expenses:

Interest on mortgages (Note 3)	760,022	601,655	525,770
Supervisory services, to a related party (Note 5)	293,292	186,717	333,239
Professional fees, including fees to a related party (Note 6)	6,957	1,567	20,655
Amortization of mortgage refinancing costs (Note 2c)	102,749	102,718	102,520
Depreciation of building improvements (Note 2b)	233,277	158,462	51,722
	1,396,297	1,051,119	1,033,906

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$2,501,788	$1,496,439	$3,058,314

Earnings per $5,000 participation unit, based On 720 participation units outstanding during each year	$ 3,475	$ 2,078	$ 4,248

See accompanying notes to financial statements.

EXHIBIT C-1

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2003
			Members'
Members'			Deficiency
deficiency	Share of		December 31,
January 1, 2003	net income	Distributions	2003

Anthony E. Malkin Joint Venture #1	$ (118,670)	$ 250,178	$281,962	$ (150,454)

Anthony E. Malkin Joint Venture #2	(118,670)	250,178	281,962	(150,454)

Anthony E. Malkin Joint Venture #3	(118,670)	250,179	281,962	(150,453)

Anthony E. Malkin Joint Venture #4	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #1	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #2	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #3	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #4	(118,670)	250,179	281,963	(150,454)

Peter L. Malkin Joint Venture #5	(118,669)	250,179	281,963	(150,453)

Peter L. Malkin Joint Venture #6	(118,669)	250,179	281,963	(150,453)

	$(1,186,698)	$2,501,788	$2,819,623	$(1,504,533)

See accompanying notes to financial statements.

EXHIBIT C-2

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2002

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2002	net income	Distributions	2002

Anthony E. Malkin Joint Venture #1	$ (82,268)	$ 149,643	$186,045	$ (118,670)

Anthony E. Malkin Joint Venture #2	(82,269)	149,644	186,045	(118,670)

Anthony E. Malkin Joint Venture #3	(82,269)	149,644	186,045	(118,670)

Anthony E. Malkin Joint Venture #4	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #1	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #2	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #3	(82,268)	149,644	186,046	(118,670)

Peter L. Malkin Joint Venture #4	(82,268)	149,644	186,046	(118,670)

Peter L. Malkin Joint Venture #5	(82,268)	149,644	186,045	(118,669)

Peter L. Malkin Joint Venture #6	(82,268)	149,644	186,045	(118,669)

	$(822,685)	$1,496,439	$1,860,452	$(1,186,698)

See accompanying notes to financial statements.

XHIBIT C-3

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2001

			Members'
Members'			Deficiency
deficiency	Share of		December 31,
January 1, 2001	net income	Distributions	2001

Anthony E. Malkin Joint Venture #1	$ (70,184)	$ 305,831	$317,915	$ (82,268)

Anthony E. Malkin Joint Venture #2	(70,185)	305,831	317,915	(82,269)

Anthony E. Malkin Joint Venture #3	(70,185)	305,831	317,915	(82,269)

Anthony E. Malkin Joint Venture #4	(70,185)	305,831	317,915	(82,269)

Peter L. Malkin Joint Venture #1	(70,185)	305,831	317,915	(82,269)

Peter L. Malkin Joint Venture #2	(70,185)	305,831	317,915	(82,269)

Peter L. Malkin Joint Venture #3	(70,185)	305,832	317,915	(82,268)

Peter L. Malkin Joint Venture #4	(70,185)	305,832	317,915	(82,268)

Peter L. Malkin Joint Venture #5	(70,185)	305,832	317,915	(82,268)

Peter L. Malkin Joint Venture #6	(70,185)	305,832	317,915	(82,268)

	$(701,849)	$3,058,314	$3,179,150	$(822,685)

See accompanying notes to financial statements.

EXHIBIT D

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Year ended December 31,

2003 2002 2001

Cash flows from operating activities:
Net income	2,501,788	$ 1,496,439	$ 3,058,314
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	102,749	102,718	102,520
Change in additional rent due from Fisk Building Associates	(17,588)	(5,669)	(1,469)
Change in accrued expenses and accounts payable	11,233	(1,362)	13,325
Depreciation of building improvements	233,277	158,462	51,722

Net cash provided by operating activities	2,831,459	1,750,588	3,224,412

Cash flows from investing activities: Payments for building improvements	(3,526,509)	(2,791,929)	(2,772,615)
Net cash used in investing activities	(3,526,509)	(2,791,929)	(2,772,615)

Cash flows from financing activities:
Cash distributions	(2,819,623)	(1,860,452)	(3,179,150)
Proceeds from second mortgage payable	3,500,000	5,000,000	-
Payment of mortgage refinancing costs	-	(1,152)	(69)
Advance from (payments to) Fisk Building Associates	1,322,344	(856,919)	1,755,306
Net cash provided by (used in) financing activities	2,002,721	2,281,477	(1,423,913)
Net change in cash and cash equivalents	1,307,671	1,240,136	(972,116)

Cash and cash equivalents, beginning of year	2,206,818	966,682	1,938,798

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 3,514,489	$ 2,206,818	$ 966,682

Supplemental disclosures of cash flow information: Cash paid during year for interest	$ 750,906	$ 589,692	$ 525,770

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Business Activity and Reorganization

250 West 57th Street Associates L.L.C. (the "Company") owns commercial property situated at 250 West 57th Street, New York, New York, known as the "Fisk Building". The property is net leased to Fisk Building Associates L.L.C.(the "Lessee").

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

In connection with the building improvements program which began in 1999 (see Note 3), costs totaling $11,289,859 at December 31, 2003, including improvements in progress at December 31, 2003 aggregating $658,190, have been incurred. Depreciation of these assets is being provided using the straight-line method over estimated useful lives of 39 years.

c. Mortgage refinancing costs, amortization and related party transactions:

Mortgage refinancing costs paid in 2003, 2002 and 2001, totaling $517,770, were incurred in connection with the new first mortgage. Such charges include $38,817 paid to the firm of Wien & Malkin LLP, a related party. These mortgage refinancing costs are being amortized ratably over the term of the new first mortgage, from November 17, 2000 through December 1, 2005.

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

  Mortgage Indebtedness and Building Improvements Program

A new first mortgage was placed on the property effective November 17, 2000, with Emigrant Savings Bank in the amount of $15,500,000. At the closing, $7,000,000 was advanced to pay off the then-existing first and second mortgages held by Apple Bank for Savings and to pay for closing and related costs and the costs of improvements made to the property. On January 23, 2002, December 16, 2002 and May 8, 2003, respectively, additional mortgage advances of $2,000,000, $3,000,000 and $3,500,000 were drawn on the mortgage loan to pay for building improvement advances by the Lessee. All improvements made under the Program are owned by the Company and financed through an increase in the fee mortgage, which will be funded by an equivalent increase in the basic rent paid by the Lessee to the Company (See Note 4).

Monthly payments under the first mortgage are interest only. Amounts advanced at the closing ($7,000,000) bore interest at the rate of 7.511% throughout the term of the mortgage. Amounts advanced after the closing until May 31, 2003 bore interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by the Company.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

  Mortgage Indebtedness and Building Improvements Program

(continued)

On June 1, 2003, the interest rate on all amounts advanced following the closing was converted to a fixed rate of 3.12%.

The mortgage matures on December 1, 2005, when the entire principal balance falls due. The note carries a prepayment penalty based on a yield maintenance formula except for the last 90 days of its term.

The real estate is pledged as collateral for the first mortgage.

The estimated fair value of the Company's mortgage debt, based on the available market information or other appropriate valuation methodologies, was $16,000,000 and $12,700,000 at December 31, 2003 and 2002, respectively.

Because of scope and cost of property improvements have expanded, Registrant is seeking to increase the Mortgage by up to $15,000,000, the maximum additional financing allowed by the current financing on the property. The increase will permit Registrant to finance $27,200,000 of the total $31,400,000 improvement program. The Lessee has approved this program.

  Related Party Transactions - Rent Income

Rent income earned during the years ended December 31, 2003, 2002 and 2001, totaling $3,870,183, $2,534,289 and $4,038,159, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984, September 1, 1999 and November 17, 2000) with the Lessee, consisting of the following:

Year ended December 31,

2003 2002 2001

	Basic minimum annual rent	$ 788,022	$ 629,656	$ 553,770
	Primary overage rent	752,000	752,000	752,000
	Secondary overage rent	2,330,161	1,152,633	2,732,389
$3,870,183	$2,534,289	$4,038,159

The lease, as modified, provides for rent income until September 30, 2028, as follows:

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

In 1978, the Lessee exercised its option to renew the lease for a 25 year period from October 1, 1978 through September 30, 2003 on the same terms as provided during the balance of the initial period. The lease modification effective October 1, 1984 provides for an option for one renewal term of 25 years from October 1, 2003 through September 30, 2028, an option which has been exercised by the lessee. The terms of the lease remain the same during the renewal period.

The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

A member in the Company is also a partner in the Lessee.

5. Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2003, 2002 and 2001, totaling $293,292, $186,717 and $333,239, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in the Company. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of the Company each year.

6. Related Party Transactions - Professional Fees

Professional fees (including disbursements) during the years ended December 31, 2003 and 2001, totaling $1,632 and $530, respectively, were paid to the firm of Wien & Malkin LLP, a related party.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

7. Number of Participants

There were approximately 575 participants in the various joint ventures as of December 31, 2003, 2002 and 2001.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years 2003, 2002 and 2001, based on 720 participation units outstanding during each year, consisted of the following:

Year ended December 31,

2003 2002 2001

Income	$3,475	$2,078	$4,248
Return of capital	441	506	167
Total distributions	$3,916	$2,584	$4,415

Net income is computed without regard to income tax expense since the Company does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

The Company maintains cash balances in two banks, a money market fund (U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin LLP. The bank balances are each insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances of cash in banks amounted to approximately $3,197,000 at December 31, 2003. The cash in the distribution account held by Wien & Malkin LLP and the money market fund are not insured. The funds held in the distribution account were paid to the participants on January 1, 2004.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(continued)

11. Litigation

Wien & Malkin LLP and Peter L. Malkin, a member in Associates, have been engaged in a proceeding with Helmsley-Spear, Inc. which commenced in 1997 concerning the management, leasing and supervision of the property subject to the net lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

At the Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by one or a combination of designated independent firms (Cushman & Wakefield, CB Richard Ellis, and Newmark Realty), including payment by the Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged and must effect an orderly transition and departure within 60 days. Helmsley-Spear's appeal was rejected by the Appellate Division on February 20, 2003. In August 2003 the Appellate Division granted Helmsley-Spear's application for rehearing and issued a new opinion confirming the termination of Helmsley-Spear at the property. In January 2004, the Appellate Division denied Helmsley-Spear's application for further rehearing. Since November 20, 2002, Helmsley-Spear is not the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc.

In accord with the Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statements, the solicitation of votes and the implementation of the new program are being paid by the Lessee. Such payments have totaled $287,348 from inception to December 31, 2003 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP.

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

December 31, 2003

Column

A Description Office building and land located at

250-264 West 57th Street, New York,

New York, known as the "Fisk

Building".

B Encumbrances Emigrant Savings Bank

Balance at December 31, 2003 $15,500,000

C Initial cost to company

Land $ 2,117,435

Building $ 4,940,682

D Costs capitalized subsequent to acquisition

Building improvements and tenant installations

and improvements (net of $249,791 written off in 2003) $11,977,859

Carrying costs NONE

E Gross amount at which carried at close of period

Land $ 2,117,435

Building and building improvements and

tenant installations and improvements 16,918,541

Total $19,035,976(a)

F Accumulated depreciation (net of $249,791 written off in 2003) $ 6,072,143(b)

G Date of construction 1921

H Date acquired September 30, 1953

I Life on which depreciation in latest income statements is computed 39 years

(a) Gross amount of real estate

Balance at January 1, 2001 $10,194,714

Purchase of building improvements and building improvements

in progress (expenditures advanced by Lessee, a

related party, and recorded by the Company):

F/Y/E 12/31/01 $2,772,615

12/31/02 2,791,929

12/31/03 3,526,509 9,091,053

Less: amount written off in 2003 (249,791)

Balance at December 31, 2003 $19,035,976

The costs for federal income tax purposes are the same as for financial statement purposes.

(b) Accumulated depreciation

Balance at January 1, 2001 $5,878,473

Depreciation:

F/Y/E 12/31/01 $ 51,722

12/31/02 158,462

12/31/03 233,277 443,461

Less: amount written off in 2003 (249,791)

Balance at December 31, 2003 $6,072,143