Form 10-Q
period 2004-03-31
250 WEST 57TH ST ASSOCIATES
filed 2004-05-17
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2004 2003

Income:

Basic rent, from a related party (Note B)	$203,723	$179,449
Advance of primary overage rent from a related party (Note B)	188,000	188,000
Dividend income	104	-0-
Interest income	6,898	4,654
Total income	398,725	372,103

Expenses:

Interest on mortgage	200,236	172,095
Supervisory services, to a related party (Note C)	15,000	15,000
Depreciation of building improvements	71,801	52,650
Amortization of mortgage refinancing costs	25,687	25,687
Miscellaneous	500	325
Total expenses	313,224	265,757
Net Income	$85,501	$106,346
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$118.75	$ 147.70

Distributions per $5,000 participation unit

consisted of the following:

Income	$ 118.75	$ 147.70
Return of Capital	131.25	102.30
Total distributions	$ 250.00	$ 250.00

At March 31, 2004 and 2003, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	March 31, 2004	December 31, 2003
Current assets: Cash and cash equivalents	$3,453,155	$3,514,489
Rent receivable	-0-	23,257
Receivable from participants re: NYS estimated tax	7,795	0
Total current assets	3,460,950	3,537,746

Real estate, at cost: Property situated at 250-264 West 57th Street, New York, New York: Land	2,117,435	2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements and equipment	11,969,818	11,319,669
Less: Accumulated depreciation	1,203,262	1,131,461
	10,766,556	10,188,208
Building improvements in progress	332,563	658,190
Total real estate	13,216,554	12,963,833
Other assets: Mortgage refinancing costs	517,770	517,770
Less: Accumulated amortization	346,232	320,545
Total other assets	171,538	197,225

Total assets	$ 16,849,042	$16,698,804

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	March 31, 2004	December 31, 2003
Current liabilities:
Due to Fisk Building Associates L.L.C., a related party	$ 2,881,423	$ 2,636,327
Accrued interest on mortgage	66,651	64,894
Accounts payable	0	2,116

Total current liabilities	2,948,074	2,703,337

Long-term liabilities First mortgage payable (Note B)	15,500,000	15,500,000
Total liabilities	18,448,074	18,203,337
Members' Deficiency:
March 31, 2004	(1,599,032)	0
December 31, 2003	0	(1,504,533)
Total liabilities and members' deficiency: March 31, 2004	$16,849,042
December 31, 2003		$16,698,804

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)
	For the Three Months Ended March 31, 2004 3	For the Year Ended December 31, 2003
Members' deficiency:
January 1, 2004 January 1, 2003	$(1,504,533)	$(1,186,698)
Add, Net income:
January 1, 2004 through March 31, 2004	85,501	0
January 1, 2003 through December 31, 2003	0	2,501,788
	(1,419,032)	1,315,090
Less Distributions:
Distributions January 1, 2004 through March 31, 2004	180,000	0
Distributions January 1, 2003 through December 31, 2003	0	720,000
Distribution, November 30, 2003	0	2,099,623
	180,000	2,819,623
Members' deficiency:
March 31, 2004 December 31, 2003	$ (1,599,032)	$(1,504,533)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2004 2003

Cash flows from operating activities: Net income	$ 85,501	$ 106,346
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	71,801	52,650
Amortization of mortgage refinancing costs	25,687	25,687
Change in rent receivable	23,257	(17,056)
Change in accrued interest payable	1,757	2,161
Change in accounts payable	(2,116)	0
Net cash provided by operating activities	205,887	169,788

Cash flows from investing activities:
Change in receivable from participants	(7,795)	0
Net cash used in investing activities	(7,795)	(4,654)

Cash flows from financing activities:
Cash distributions	(180,000)	(180,000)
Payments to Fisk Building Associates L.L.C.	(79,426)	0
Net cash used in financing activities	(259,426)	(180,000)
Net decrease in cash and cash equivalents	(61,334)	(10,212)
Cash and cash equivalents, Beginning of period	3,514,489	2,206,818
Cash and cash equivalents, end of period	$ 3,453,155	$ 2,196,606

Cash paid for: Interest	$ 198,479	$ 169,934

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2004 2003

Supplemental disclosure of

noncash investing and financing

activities:

Building improvements purchased

by means of a financing agreement

with the lessee as follows: $324,522 $669,397

======= =======

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2004, its results of operations and cash flows for the three months ended March 31, 2004 and 2003, and its changes in members' deficiency for the three months ended March 31, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note B Interim Period Reporting

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

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

For the lease year ended September 30, 2003, Net Lessee reported net operating profit of $5,458,832 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $2,330,161 for the fiscal year ended September 30, 2003. The Secondary Overage Rent of $2,330,161 represents 50% of the excess of the net operating profit of $5,458,832 over $752,000, less $23,255 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $2,330,161 plus $23,255 of interest income was available for distribution to the participants. After deducting $233,292 incurred to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants and annual New York State limited liability company filing fees of $500, the balance of $2,099,624 was distributed to the Participants on November 30, 2003.

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

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2004, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2004 by Registrant to either of the Members as such.

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

As of March 31, 2004, certain of the Members in Registrant held additional Participations as follows:

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

Registrant does not pay dividends. During the three month period ended March 31, 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2003, Registrant made an additional distribution of $2,916 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual NYS LLC filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three-month period ended March 31, 2004, as compared with the three-month period ended March 31, 2003. Such increase was the result of an increase in Basic Rent received from the Net Lessee, an increase in interest income and dividend income for the three-month period ended March 31, 2004 as compared with the three-month period ended March 31, 2003.

Total expenses increased for the three-month period ended March 31, 2004, as compared to the three-month period ended March 31, 2003. Such increase resulted from an increase in interest on the mortgage, an increase in depreciation and miscellaneous expense for the three-month period ended March 31, 2004 as compared with the three-month period ended March 31, 2003.

Liquidity and Capital Resources

Registrant's liquidity has improved at March 31, 2004, as compared with March 31, 2003 as a result of the draw down of additional loan proceeds of $3,000,000. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which all has been drawn at March 31, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2003.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant ("Associates") is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member of Net Lessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Associates or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Net Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal, for which briefing has been completed.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear, and is a 5% member of Net Lessee, brought litigation against Net Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. After Helmsley-Spear filed objections, the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since September 2002 have been denied, and the proponents believe the time has expired for further Helmsley-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Cushman & Wakefield.

In accord with Net Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by Net Lessee. Such payments have totaled $287,348 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin), and have been included in other professional fees in the years 2002, 2003 and 2004 as applicable.

Item 6. Exhibits and Reports on Form 8-K.

    The exhibits hereto are being incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 14, 2003 (collectively, the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 17, 2004

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

Date: May 17, 2004

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

Date: May 17, 2004

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
13(a)

Letter to Participants dated April 30, 2004 and supplementary financial reports for the fiscal year ended December 31, 2003. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 17, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 17, 2004

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