Form 10-Q
period 2004-06-30
250 WEST 57TH ST ASSOCIATES
filed 2004-08-20
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2004 2003 2004 2003

Income: Basic rent, from a related party (Note B)	$208,992	$198,252	$412,715	$377,701
Advance of primary overage rent from a related party (Note B)	188,000	188,000	376,000	376,000
Dividend income	77	0	182	0
Interest Income	6,713	8,579	13,611	13,234
Total income	403,782	394,831	802,508	766,935

Expenses:

Interest on mortgage	198,479	191,252	398,715	363,347
Supervisory services, to a related party (Note C)	15,000	15,000	30,000	30,000
Depreciation of improvements	73,027	57,697	144,828	110,347
Amortization of mortgage refinancing costs	25,687	25,687	51,375	51,375
Miscellaneous	-0-	-0-	500	325
Total expenses	312,193	289,636	625,418	555,394
Net Income	$91,589	$105,195	$177,090	$211,541
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	127.21	$ 146.10	$ 245.96	$ 293.81

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 127.21	$ 146.10	$ 245.96	$ 293.81
Return of Capital	122.79	103.90	254.04	206.19
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2004 and 2003, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2004	December 31, 2003
Current assets: Cash and cash equivalents	$ 159,625	$ 3,514,489
Rent receivable	0	23,257
Receivable from participants re: NYS
estimated tax	23,949	0
Total current assets	183,574	3,537,746

Real estate, at cost: Property situated at 250-264 West 57th Street, New York, New York: Land	2,117,435	2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	-0-	-0-
Building improvements and
equipment	12,325,486	11,319,669
Less: Accumulated depreciation	1,276,289	1,131,461
	11,049,197	10,188,208
Building improvements in progress	818,499	658,190
Total real estate	13,985,131	12,963,833
Other assets: Mortgage refinancing costs	517,770	517,770
Less: Accumulated amortization	371,919	320,545
	145,851	197,225
Cash segregated for payment of building improvement costs	1,221,318	-0-
Total other assets	1,367,169	-0-
Total assets	$15,535,874	$16,698,804

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	June 30, 2004	December 31, 2003
Current liabilities:
Due to Fisk Building Associates L.L.C., a related party	$ 1,657,403	$ 2,636,327
Accrued interest on mortgage	65,914	64,894
Accounts payable	-0-	2,116
Total current liabilities	1,723,317	2,703,337

Long-term liabilities First mortgage payable (Note B)	15,500,000	15,500,000
Total liabilities	17,223,317	18,203,337
Members' Deficiency:
June 30, 2004	(1,687,443)	-0-
December 31, 2003	-0-	(1,504,533)
Total liabilities and members' deficiency: June 30, 2004	$ 15,535,874
December 31, 2003		$16,698,804

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)

	For the Six Months Ended June 30, 2004	For the Year Ended December 31, 2003
Member's deficiency:
January 1, 2004 January 1, 2003	$ (1,504,533)	$(1,186,698)
Add, Net income:
January 1, 2004 through June 30, 2004	177,090	-0-
January 1, 2003 through December 31, 2003	-0-	2,501,788
	(1,327,443)	1,315,090
Less Distributions:
Distributions January 1, 2004 through June 30, 2004	360,000	-0-
Distributions January 1, 2003 through December 31, 2003	-0-	720,000
Distribution, November 30, 2003	-0-	2,099,623
	360,000	2,819,623
Member's deficiency:
June 30, 2004 December 31, 2003	$ (1,687,443)	$(1,504,533)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2004 2003 Cash flows from operating activities: Net income	$ 177,090	$ 211,541
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of improvements	144,828	110,347
Amortization of mortgage refinancing costs	51,375	51,375
Change in rent receivable	23,257	5,669
Change in accrued interest payable	1,020	10,137
Change in accounts payable	(2,116)	0

Net cash provided by operating activities	395,454	389,069

Cash flows from investing activities: Purchase of building improvements, including improvements in progress	(1,166,127)	0
Cash segregated for payment of building improvements costs	(1,221,318)	-0-
Change in receivable from participants	(23,949)	0
Net cash used in investing activities	(2,411,394)	0

Cash flows from financing activities:
Cash distributions	(360,000)	(360,000)
Proceeds from first mortgage payable	-0-	3,500,000
Payments to Fisk Building Associates L.L.C.	(978,924)	0

Net cash provided by (used in) financing activities	(1,338,924)	3,140,000
Net increase (decrease) in cash and cash equivalents	(3,354,864)	3,529,069
Cash and cash equivalents, beginning of period	3,514,489	2,206,818
Cash and cash equivalents, end of period	$ 159,625	$ 5,735,887

Cash paid for: Interest	$ 397,695	$ 353,211

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2004 2003

Supplemental disclosure of

noncash investing and financing

activities:

Building improvements purchased

by means of a financing agreement

with the lessee as follows: $-0- $1,477,693

======= =========

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2004, its results of operations and cash flows for the six months ended June 30, 2004 and 2003, and its changes in members' deficiency for the six months ended June 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At June 30, 2004, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six month period ended June 30, 2004 by Registrant to either of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, all of the Members, hold senior positions at Supervisor and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

The Members in Registrant do not hold any Participations in their individual capacities.

As of June 30, 2004, certain of the Members in Registrant held Participations as follows:

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

Registrant does not pay dividends. During the six month period ended June 30, 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2003, Registrant made an additional distribution of $2,916 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual New York State Limited Liability Company filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003. Such increase was the result of an increase in Basic Rent received from the Net Lessee, an increase in interest and dividend income for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003.

Total expenses increased for the six-month period ended June 30, 2004, as compared to the six-month period ended June 30, 2003. Such increase resulted from an increase in interest on the mortgage, an increase in depreciation and miscellaneous expense for the six-month period ended June 30, 2004, as compared with the six-month period ended June 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has changed significantly at June 30, 2004, as compared with June 30, 2003 as a result of the reclassification of funds segregated for the improvement program. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which all has been drawn at June 30, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and is a 5% member of Net Lessee, brought litigation against Net Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

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

Date: August 20, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 20, 2004

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

Date: August 20, 2004

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

Date: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2004

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