Form 10-Q
period 2004-09-30
250 WEST 57TH ST ASSOCIATES
filed 2004-11-22
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Ended September 30, Ended September 30,

2004 2003 2004 2003

Income:

Basic rent, from a related party (Note B)	$206,216	$206,216	$618,931	$583,917
Advance of primary overage rent from a related party (Note B)	188,000	188,000	564,000	564,000
Secondary overage rent from a related Party (Note B)	1,353,749	2,330,161	1,353,749	2,330,161
Dividend income	73	0	254	0
Interest Income	2,830	7,322	16,441	20,556
Total income	1,750,868	2,731,699	2,553,375	3,498,634

Expenses:

Interest on mortgage	199,216	199,216	597,931	562,563
Supervisory services, to a related party (Note C)	150,729	248,292	180,729	278,292
Fees, to a related party (Note D)	5,250	1,632	5,250	1,632
Depreciation of improvements	74,675	59,999	219,503	170,346
Amortization of mortgage refinancing costs	25,687	25,687	77,062	77,062
Miscellaneous	-0-	-0-	500	325
Total expenses	455,557	534,826	1,080,975	1,090,220
Net Income	$1,295,311	$2,196,873	$1,472,400	$2,408,414
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	$ 1,799.04	$ 3,051.21	$ 2,045.00	$ 3,345.02

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of Capital	0	0	0	0
Total distributions	$ 250.00	$ 250.00	$ 750.00	$ 750.00

At September 30, 2004 and 2003, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2004	December 31, 2003
Current assets: Cash and cash equivalents	$ 151,719	$ 3,514,489
Rent receivable, from a
related party	1,353,750	23,257
Receivable from participants re: NYS
estimated tax	31,927	0
Total current assets	1,537,396	3,537,746

Real estate, at cost: Property situated at 250-264 West 57th Street, New York, New York: Land	2,117,435	2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	-0-	-0-
Building improvements and
equipment	12,667,817	11,319,669
Less: Accumulated depreciation	1,350,964	1,131,461
	11,316,853	10,188,208
Building improvements in progress	988,363	658,190
Total real estate	14,422,651	12,963,833
Other assets: Mortgage refinancing costs	517,770	517,770
Less: Accumulated amortization	397,607	320,545
	120,163	197,225
Cash segregated for payment of building improvement costs	1,218,899	-0-
Total other assets	1,339,062	-0-
Total assets	$17,299,109	$16,698,804

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	September 30, 2004	December 31, 2003
Current liabilities:
Accrued supervisory fees, to a related party	$ 135,729	$ -0-
Due to Fisk Building Associates L.L.C., a related party	2,169,599	2,636,327
Accrued interest on mortgage	65,914	64,894
Accounts payable	-0-	2,116
Total current liabilities	2,371,242	2,703,337

Long-term liabilities First mortgage payable (Note B)	15,500,000	15,500,000
Total liabilities	17,871,242	18,203,337
Members' Deficiency:
September 30, 2004	(572,133)	-0-
December 31, 2003	-0-	(1,504,533)
Total liabilities and members' deficiency: September 30, 2004	$ 17,299,109
December 31, 2003		$16,698,804

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)
	For the Nine Months Ended September 30, 2004	For the Year Ended December 31, 2003
Member's deficiency:
January 1, 2004 January 1, 2003	$ (1,504,533)	$(1,186,698)
Add, Net income:
January 1, 2004 through September 30, 2004	1,472,400	-0-
January 1, 2003 through December 31, 2003	-0-	2,501,788
	(32,133)	1,315,090
Less Distributions:
Distributions January 1, 2004 through September 30, 2004	540,000	-0-
Distributions January 1, 2003 through December 31, 2003	-0-	720,000
Distribution, November 30, 2003	-0-	2,099,623
	540,000	2,819,623
Member's deficiency:
September 30, 2004 December 31, 2003	$ (572,133)	$(1,504,533)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2004 2003

Cash flows from operating activities: Net income	$ 1,472,400	$ 2,408,414
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of improvements	219,503	170,346
Amortization of mortgage refinancing costs	77,062	77,062
Change in rent receivable	(1,330,493)	(2,324,492)
Change in accrued supervisory fees	135,729	233,292
Change in accrued interest payable	1,020	10,137
Change in accounts payable	(2,116)	0

Net cash provided by operating activities	573,105	574,759

Cash flows from investing activities: Purchase of building improvements, including improvements in progress	(1,678,321)	(2,116,395)
Cash segregated for payment of building improvements costs	(1,218,899)	(1,180,035)
Change in receivable from participants	(31,927)	(13,063)
Net cash used in investing activities	(2,929,147)	(3,309,493)

Cash flows from financing activities:
Cash distributions	(540,000)	(540,000)
Proceeds from first mortgage payable	-0-	3,500,000
Payments to Fisk Building Associates L.L.C.	(466,728)	(171,062)

Net cash provided by (used in) financing activities	(1,006,728)	2,788,938
Net increase (decrease) in cash and cash equivalents	(3,362,770)	54,204
Cash and cash equivalents, beginning of period	3,514,489	124,279
Cash and cash equivalents, end of period	$ 151,719	$ 178,483

Cash paid for: Interest	$ 596,910	$ 552,426

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2004, its results of operations and cash flows for the nine months ended September 30, 2004 and 2003, and its changes in members' deficiency for the nine months ended September 30, 2004. Information included in the condensed balance sheet as of December 31, 2003 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2003 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C of this Item 1.

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

For the lease year ended September 30, 2004, Net Lessee reported net operating profit of $3,507,583 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,353,749 for the fiscal year ended September 30, 2004. The Secondary Overage Rent of $1,353,749 represents 50% of the excess of the net operating profit of $3,507,583 over $752,000, less $24,042 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,353,749 plus $24,042 of interest income was available for distribution to the participants. After deducting $135,729 incurred to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants and annual New York State limited liability company filing fees of $500, the balance of $1,221,562 was distributed to the Participants on November 30, 2004.

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

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At September 30, 2004, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent. For the nine months ended September 30, 2004 and 2003, Registrant incurred Additional fees of $135,729 and $233,292 respectively.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine month period ended September 30, 2004 by Registrant to either of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and partnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or partners in Net Lessee. However, all of the Members hold senior positions at Supervisor and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

The Members in Registrant do not hold any Participations in their individual capacities.

As of September 30, 2004, certain of the Members in Registrant held Participations as follows:

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First Mortgage and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market.

Registrant does not pay dividends. During the nine month period ended September 30, 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2004, Registrant made an additional distribution of $1,696.61 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual New York State Limited Liability Company filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income decreased for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003. Such decrease was the net result of an increase in Basic Rent received from the Net Lessee, a decrease in secondary additional rent, an increase in dividend income and a decrease in interest income for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003.

Total expenses decreased for the nine-month period ended September 30, 2004, as compared to the nine-month period ended September 30, 2003. Such decrease was the net result of an increase in interest on the mortgage, a decrease in the additional supervisory fee and an increase in depreciation and miscellaneous expense for the nine-month period ended September 30, 2004, as compared with the nine-month period ended September 30, 2003.

Liquidity and Capital Resources

Registrant's liquidity has decreased significantly at September 30, 2004, as compared with September 30, 2003 as the result of a decrease of rent receivable at September 30, 2004 as compared with September 30, 2003. Costs relating to the improvement program are funded from proceeds of the First Mortgage of $15,500,000, of which all has been drawn at September 30, 2004. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

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

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Net Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. The Appellate Division's decision is being reviewed with counsel for appropriate further action.

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

In accord with Net Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statement, the solicitation of votes and the implementation of the new program are being paid by Net Lessee. Such payments have totaled $290,179 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin), and have been included in other professional fees in the years 2002, 2003 and 2004 as applicable.

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

Date: November 22, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: November 22, 2004

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

Date: November 22, 2004

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

Date: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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

    the Quarterly Report on Form 10-Q of Registrant for the period ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 22, 2004

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