Form 10-K
period 2004-12-31
250 WEST 57TH ST ASSOCIATES
filed 2005-04-20
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

An Exhibit Index is located on pages 26 through 28 hereof.

Number of pages (including exhibits) in this filing: 47

PART I

Item 1. Business.

(a) General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to The Fisk Building LLC, 250-264 West 57th Street, New York, New York (the "Building") and to the land there under (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion does not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents") each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, both of the Agents hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Net Lessee ("Supervisor"). See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

As of December 31, 2004, the Building was approximately 87% occupied by approximately 256 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

(b) Net Lease

Under the Net Lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates LLC, as net lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates LLC, as net lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $30,500,000 first mortgage loan (the "First Mortgage") from Prudential Insurance Company. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2004, Net Lessee reported net operating profit of $3,507,582 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,353,749 for the fiscal year ended September 30, 2004. The Secondary Overage Rent of $1,353,749 represents 50% of the excess of the net operating profit of $3,507,582 over $752,000, less $24,042 representing interest earned and retained by Registrant on funds borrowed for the improvement program. After deducting $135,729 to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual Participants and annual New York State limited liability company filing fees of $500, and adding back interest of $24,042, the balance of $1,221,562 was distributed to the Participants on November 30, 2004.

Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2004, 2003 and 2002.

The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

(c) Mortgage Loan Refinancing

Effective November 17, 2000, Registrant obtained a new mortgage payable with Emigrant Savings Bank in the amount of $15,500,000. At the closing, Registrant was advanced $7,000,000 to pay off the existing first and second mortgages payable, closing and related costs and the costs of improvements made to the building. During 2002 Registrant was advanced an additional $5,000,000 to pay for the cost of additional building improvements. Through May 2003, Registrant was advanced the remaining $3,500,000 which was placed in a money market account and was used for additional building improvements.

Monthly payments under the mortgage payable are interest only until December 1, 2005, when the entire outstanding principal balance is due. Amounts advanced at the closing bear interest at the rate of 7.511% per annum throughout the term of the mortgage payable. Amounts advanced after the closing bear interest at a floating rate equal to 1.65 percentage points above the 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Registrant. On June 1, 2003 the interest rate on all amounts advanced following the closing were converted to a fixed rate equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005, which was 3.12% per annum. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On December 29, 2004 a second mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawndown and subsequent drawdowns will pay off the first mortgage on December 1, 2005 and future capital improvements as needed. The initial drawdown of $3,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $1,625,650 per annum for interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007 equal monthly payments totaling $2,200,780 per annum are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

(d) Competition

The average annual base rental rate payable to Net Lessee for leases being done at this time is $26.21 per square foot (exclusive of electricity charges and escalation).

Current asking rents for the building range from $35 to $40 per square foot.

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

Item 2. Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building LLC", and the land thereunder. Registrant's fee title to the Property is encumbered by the Mortgage Loans which, at December 31, 2004, had unpaid principal balances of $18,500,000. For descriptions of the terms of the Mortgage Loans see Note 3 of the Notes.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997 concerning the management, leasing and supervision of the property subject to the net lease, in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in the Net Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgement of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and is a 5% member in Net Lessee, brought litigation against Net Lessee's supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal. Wien & Malkin and Mr. Malkin are defending against these claims.

At the Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since 2002 have been denied, and the proponents believe the time has expired for further Helmsley-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear is not the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc. In accord with the Net Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $ 290,179 from inception through December 31, 2004 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP).

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 34 transfers of Participations during 2004. In five instances, the indicated purchase price was equal to 3 times the face amount of the Participation transferred, i.e., $15,000 for a $5,000 Participation. In two instances, the indicated purchase price was equal to 4.16 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 4.6 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    (b) As of December 31, 2004, there were 600 holders of Participations of record.

    (c) Registrant does not pay dividends. During the years ended December 31, 2004 and 2003, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2004 and November 30, 2003, Registrant made additional distributions for each $5,000 Participation of $1,697 and $2,916, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment and certain fees to Supervisor. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

    Item 6.

    250 WEST 57th ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    SELECTED FINANCIAL DATA

    (Unaudited)

    The following table presents selected financial data for each of the last five years ended December 31, 2004. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

    Year ended December 31,

    2004 2003 2002 2001 2000

Basic rent income	$828,250	$ 788,022	$ 629,656	$ 553,770	$ 429,740
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	1,353,749	2,330,161	1,152,633	2,732,389	2,525,723
Total revenues	$2,933,999	$ 3,870,183	$ 2,534,289	$4,038,159	$3,707,4633
Net income	$1,464,767	$ 2,501,788	$ 1,496,439	$3,058,314	$2,952,5466
Earnings per $5,000 participation Unit, based on 720 participation Units outstanding during each year	$ 2,034	$ 3,475	$ 2,078	$ 4,248	$ 4,101
Total assets	$22,324,243	$16,698,804	$12,183,062	$8,405,356	$6,759,030
Long-term obligations	$18,500,000	$15,500,000	$12,000,000	$7,000,000	$7,000,000
Distributions per $5,000 participation unit, Based on 720 participation units outstanding During each year:
Income	$2,034	$ 3,475	$2,078	$ 4,248	$ 4,101
Return of capital	663	441	506	167	56
Total distributions	$2,697	$ 3,916	$2,584	$ 4,415	$ 4,157

  Item 7.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

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

  Item 7.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Statement of Income Data:
Basic rent income	$207,236	$205,479	$206,216	$209,319
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,353,749	-
Dividend and interest income	7,002	6,790	2,903	2,952
Total revenues	402,238	400,269	1,750,868	400,271

Interest on mortgage	200,236	198,479	199,216	204,754
Supervisory services	15,000	15,000	150,729	15,000
Professional fees and miscellaneous	500	-	5,250	52,103
Depreciation of building improvements	71,801	73,027	74,676	86,552
Amortization of leasing commissions	-	-	-	23,807
Amortization of mortgage refinancing costs	25,687	25,687	25,687	25,688
Total expenses	313,224	312,193	455,558	407,904

Net income (loss)	$89,014	$88,076	$1,295,310	$(7,633)
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$124	$122	$1,799	$(11)

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

  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003 and 2002. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

  Revenue Recognition: Basic rental income, as defined in a long-term lease, is equal to the current mortgage requirements for interest and amortization plus a fixed amount. Associates records basic rental income as earned on a monthly basis. Primary additional rent represents the lesser of a base amount or the net profits of the Net Lessee as defined and is recorded ratably over the twelve month period. Secondary additional rent is based on the net profits of the Net Lessee and is recorded by Associates when such amounts become determinable.

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

  The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

  (a) Total income decreased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The decrease was the net result of a decrease in Secondary Overage Rent received by Registrant in 2004, a decrease in interest income and an increase in Basic rent. Total income increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. The increase was the net result of an increase in Secondary Overage Rent received by Registrant in 2003, an increase in interest income, an increase in Basic rent and a decrease in dividend income. See Note 4 of the Notes.

  Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The increase was the net result of an increase in mortgage interest expense, depreciation expense and professional fees and a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Secondary Overage Rent received by Registrant in 2004. See Notes 3 and 5 of the Notes. Total expenses increased for the year ended December 31, 2003 as compared with the year ended December 31, 2002. The increase was the result of an increase in mortgage interest expense, depreciation expense and the additional payment for supervisory services payable with respect to an increased amount of Secondary Overage Rent received by Registrant in 2003.

Liquidity and Capital Resources

Registrant's liquidity increased December 31, 2004, as compared to December 31, 2003 due to an increase in accounts receivable. Costs relating to the improvement program are funded from proceeds of the first and second mortgages of $46,000,000, of which $18,500,000 was drawn down at December 31, 2004. The first mortgage with Emigrant Savings Bank in the principal amount of $15,500,000 matures on December 1, 2005. The loan may be prepaid after September 1, 2005 without a prepayment penalty. Registrant is scheduled to draw on September 5, 2005 an additional $15,900,000 on the mortgage loan with the Prudential Insurance Company of America, of which $15,500,000 will immediately be used to fully repay the first mortgage with Emigrant Savings Bank. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

Amortization payments are due under the Second Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule. The second mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Net Lessee and, to the extent necessary, from additional capital investment by the members in Net Lessee and/or external financing.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2004 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	71	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1982
Anthony E. Malkin	43	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1998

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

No remuneration was paid during the fiscal year ended December 31, 2004 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). At December 31, 2004, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $195,729 during the fiscal year ended December 31, 2004. See Item 1. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2004, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Agent interests in Registrant.

(b) At December 31, 2004, the Agents (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

Peter L. Malkin owned of record as co-trustee an aggregate of $10,000 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations.

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

Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of each Agent in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and member interests or participations in Net Lessee. The Agents receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members and participants in Net Lessee. However, each of the Agents hold senior positions at Supervisor and, by reason of his position at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the members in any remuneration paid or given by Registrant to Supervisor arises and arises solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

    Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2004 and December 31, 2003 were as follows:

Fee Category	2004	2003
Audit Fees	$22,850	$16,150
Audit-Related Fees	5,000	5,000
Tax Fees	4,000	-
All other Fees	450	-
	$32,300	$21,150

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2004, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by the member of the Registrant's supervisor acting in the capacity of Chief Financial Officer. The Agents of Registrant will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J.H. Cohn LLP, dated March 25, 2005.

Balance Sheets at December 31, 2004 and at December 31, 2003 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2004, 2003 and 2002 (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2004 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2002 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2004, 2003 and 2002 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2004, 2003 and 2002.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2004 (Schedule III).

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

Date: April 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 20, 2005

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

Date: April 20, 2005

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

Date: April 20, 2005

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
10 (a)

Net Lease between Registrant and Fisk Building Associates LLC dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10 (b)

Modification of Net Lease dated November 10, 1961, was filed by letter dated November 21, 1961 as Exhibit B to Registrant's Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(cont.)
Number	Document	Page*
10 (c)

Second Modification Agreement of Net Lease dated June 10, 1965 between Registrant and Fisk Building Associates LLC which was filed by letter dated December 29, 1981 as Exhibit 10(c to Registrant's Annual Report on Form 10-K for the year ended September 30, 1981 is incorporated by reference as an exhibit hereto.

10 (d)

Fourth Lease Modification Agreement dated November 12, 1985 between Registrant and Fisk Building Associates LLC, which was filed by letter dated January 13, 1986 as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the year ended, September 30, 1985 is incorporated herein by reference as an exhibit hereto.

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

13 (b)

Letter to Participants dated November 30, 2004 and supplementary financial reports for the lease year ended September 30, 2004. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 20, 2005

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 20, 2005

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

[LETTERHEAD OF J.H. COHN LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Company") as of December 31, 2004 and 2003, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2004, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. Cohn LLP

New York, N. Y.

March 25, 2005

EXHIBIT A

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

ASSETS

December 31,

2004 2003

Real Estate at 250-264 West 57th Street, New York, N.Y. (Notes 2b and 3):
Buildings	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	-	4,940,682	-

Building improvements	15,735,039	11,319,669
Less: Accumulated depreciation	(1,437,517)	14,297,522	1,131,461	10,188,208
Capital improvements in progress	988,362	658,190
Land	2,117,435	2,117,435
Cash and cash equivalents:
Cash in banks	162,801	3,397,107
Cash in distribution account held by Wien & Malkin LLP	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	1,869,116	2,091,917	57,382	3,514,489

Due from Fisk Building Associates L.L.C., a related party	1,440,761	23,257

Other Assets:
Leasing commissions	712,874
Less: Accumulated amortization	23,807	689,067	-	-
Mortgage refinancing costs (Note 2c)	1,122,473	517,770
Less: Accumulated amortization	423,294	699,179	320,545	197,225

TOTAL ASSETS	$22,324,243	$16,698,804
LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable (Note 3)	$18,500,000	$15,500,000
Accrued expenses	917,827	67,010
Due to Fisk Building Associates L.L.C., a related party	2,406,019	2,636,327
Accrued building expenses	2,481,725	-
TOTAL LIABILITIES	24,305,571	18,203,337
Commitments and contingencies (Notes 3 and 11)
Members' Deficiency (Exhibit C)	(1,981,328)	(1,504,533)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$22,324,243	$16,698,804

See accompanying notes to financial statements.

EXHIBIT B

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31

2004	2003	2002

Revenues:

Rent income, from a related party (Note 4)	$2,933,999	$3,870,183	$2,534,289
Interest and dividend income	19,647	27,902	13,269

TOTAL REVENUES	2,953,646	3,898,085	2,547,558

Expenses:

Interest on mortgages (Note 3)	802,685	760,022	601,655
Supervisory services, to a related party (Note 5)	195,729	293,292	186,717
Professional fees, including fees to a related party (Note 6)	57,853	6,957	1,567
Amortization of leasing commissions	23,807	0	0
Amortization of mortgage refinancing costs (Note 2c)	102,749	102,749	102,718
Depreciation of building improvements (Note 2b)	306,056	233,277	158,462
	1,488,879	1,396,297	1,051,119

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$1,464,767	$2,501,788	$1,496,439

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$2,034	$ 3,475	$ 2,078

See accompanying notes to financial statements.

EXHIBIT C-2

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2003

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2003	net income	Distributions	2003

Anthony E. Malkin Joint Venture #1	$ (118,670)	$ 250,178	$ 281,962	$ (150,454)

Anthony E. Malkin Joint Venture #2	(118,670)	250,178	281,962	(150,454)

Anthony E. Malkin Joint Venture #3	(118,670)	250,179	281,962	(150,453)

Anthony E. Malkin Joint Venture #4	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #1	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #2	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #3	(118,670)	250,179	281,962	(150,453)

Peter L. Malkin Joint Venture #4	(118,670)	250,179	281,963	(150,454)

Peter L. Malkin Joint Venture #5	(118,669)	250,179	281,963	(150,453)

Peter L. Malkin Joint Venture #6	(118,669)	250,179	281,963	(150,453)

	$(1,186,698)	$2,501,788	$2,819,623	$(1,504,533)

See accompanying notes to financial statements.

EXHIBIT C-3

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2002

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2002	net income	Distributions	2002

Anthony E. Malkin Joint Venture #1	$ (82,268)	$ 149,643	$ 186,045	$ (118,670)

Anthony E. Malkin Joint Venture #2	(82,269)	149,644	186,045	(118,670)

Anthony E. Malkin Joint Venture #3	(82,269)	149,644	186,045	(118,670)

Anthony E. Malkin Joint Venture #4	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #1	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #2	(82,269)	149,644	186,045	(118,670)

Peter L. Malkin Joint Venture #3	(82,268)	149,644	186,046	(118,670)

Peter L. Malkin Joint Venture #4	(82,268)	149,644	186,046	(118,670)

Peter L. Malkin Joint Venture #5	(82,268)	149,644	186,045	(118,669)

Peter L. Malkin Joint Venture #6	(82,268)	149,644	186,045	(118,669)

	$(822,685)	$1,496,439	$1,860,452	$(1,186,698)

See accompanying notes to financial statements.

EXHIBIT C-1

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2004

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2004	net income	Distributions	2004

Anthony E. Malkin Joint Venture #1	$ (150,454)	$146,476	$194,156	$ (198,134)

Anthony E. Malkin Joint Venture #2	(150,454)	146,476	194,156	(198,134)

Anthony E. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Anthony E. Malkin Joint Venture #4	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #1	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #2	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #4	(150,454)	146,477	194,156	(198,133)

Peter L. Malkin Joint Venture #5	(150,453)	146,477	194,157	(198,133)

Peter L. Malkin Joint Venture #6	(150,453)	146,476	194,157	(198,134)

	$(1,504,533)	$1,464,767	$1,941,562	$(1,981,328)

See accompanying notes to financial statements.

EXHIBIT D

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

2004 2003 2002

Cash flows from operating activities:
Net income	$1,464,767	$2,501,788	$ 1,496,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	306,056	233,277	158,462
Amortization of mortgage refinancing costs	102,749	102,749	102,718
Amortization of leasing commissions	23,807	-	-
Change in amount due from lessee	23,257	(17,588)	(5,669)
Change in accrued expenses and accounts payable	3,331,741	11,233	(1,362)
Change in accrued interest	2,917	-	-
Change in leasing commissions	(712,874)	-	-

Net cash provided by operating activities	4,542,420	2,831,459	1,750,588

Cash flows from investing activities: Purchases of building improvements	(3,120,961)	(3,526,509)	(2,791,929)
Net cash used in investing activities	(3,120,961)	(3,526,509)	(2,791,929)

Cash flows from financing activities:
Cash distributions	(1,941,562)	(2,819,623)	(1,860,452)
Proceeds from mortgage payable	3,000,000	3,500,000	5,000,000
Payments for refinancing costs	(604,703)	-	(1,152)
Advances from (payments to) Fisk Building Associates L.L.C.	(3,297,766)	1,322,344	(856,919)
Net cash provided by (used in) financing activities	(2,844,031)	2,002,721	2,281,477
Net change in cash and cash equivalents	(1,422,572)	1,307,671	1,240,136

Cash and cash equivalents, beginning of year	3,514,489	2,206,818	966,682

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,091,917	$ 3,514,489	$ 2,206,818

Supplemental disclosures of cash flow information: Cash paid during year for interest	$799,768	$ 750,906	$ 589,692

Supplemental disclosure of non-cash investing and financing activities: Short-term debt owed to lessee and others incurred for the purchase of building improvements	$1,624,581	$0	$0

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Business Activity and Reorganization

250 West 57th Street Associates L.L.C. ("Associates") is a New York State limited liability entity which owns commercial property at 250 West 57th Street in New York City. The property is net leased to Fisk Building Associates L.L.C. (the "Net Lessee").

2. Summary of Significant Accounting Policies

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

  In connection with the building improvements program which began in 1999 (see Note 3), costs totaling $15,047,040 at December 31, 2004 have been incurred for new building improvements which have been put into service. These assets are depreciated on the straight-line method by annual charges to operations calculated to absorb the cost of assets over their estimated lives.

  Mortgage refinancing costs, amortization and related party transactions:

Mortgage refinancing costs are being amortized ratably over the respective terms of the first and second mortgages.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

2. Summary of Significant Accounting Policies (continued)

  Valuation of Long-Lived Assets:

  The Company periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When the Company determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash flows method.

  Revenue Recognition:

Basic rental income, as defined in a long-term net lease, is equal to the current mortgage requirements for interest and amortization plus a fixed amount. Associates records basic rental income as earned on a monthly basis. Primary additional rent represents the lesser of a base amount or the net profits of the Net Lessee as defined and is recorded ratably over the twelve month period. Secondary additional rent is based on the net profits of the lessee and is recorded by Associates when such amounts become determinable.

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

  Mortgage Indebtedness and Building Improvements Program

Effective November 17, 2000, Associates obtained a new mortgage payable with Emigrant Savings Bank in the amount of $15,500,000. At the closing, Associates was advanced $7,000,000 to pay off the existing first and second mortgages payable, closing and related costs and the costs of improvements made to the building. During 2002 Associates was advanced an additional $5,000,000 to pay for the cost of additional building improvements. Through May 2003, Associates was advanced the remaining $3,500,000 which was placed in a money market account and was used for additional building improvements.

Monthly payments under the mortgage payable are interest only until December 1, 2005, when the entire outstanding principal balance is due. Amounts advanced at the closing bear interest at the rate of 7.511% per annum throughout the term of the mortgage payable. Amounts advanced after the closing bear interest at a floating rate equal to 1.65 percentage points above the 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates. On June 1, 2003 the interest rate on all amounts

250 WEST 57TH STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

3. Mortgage Indebtedness and Building Improvement Program (continued)

advanced following the closing were converted to a fixed rate equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005, which was 3.12% per annum. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On December 29, 2004 a second mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn down and subsequent drawdowns will pay off the first mortgage on December 1, 2005 and future capital improvements as needed. The initial drawdown of $3,000,000 and all subsequent drawdowns require constant equal monthly payments totaling $1,625,650 per annum for interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007 equal monthly payments totaling $2,200,780 per annum are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014.

The mortgage payable may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

The following is a schedule of future minimum principal payments in each of the five years subsequent to December 31, 2004:

Year ending

December 31,

2005	$15,500,000
2006	-
2007	183,893
2008	572,044
2009	608,395

The real estate is pledged as collateral for the first mortgage.

The estimated fair value of Associates' mortgage debt, based on the available market information or other appropriate valuation methodologies, was $15,641,000 for the first mortgage and $3,000,000 for the second mortgage as of December 31, 2004. The estimated fair value of Associates' mortgages at December 31, 2003 was $16,000,000.

Rent income earned during the years en250 WEST 57th ST. ASSOCIATES L.L.C.

250 WEST 57th St. ASSOCIATES

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Related Party Transactions - Rent Income

Rent income recorded at December 31, 2004, 2003 and 2002, totaling $2,933,999, $3,870,183 and $2,534,289, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984, September 1, 1999 and November 17, 2000) with the Net Lessee, consisting of the following:

Year ended December 31,

2004 2003 2002

Basic minimum annual rent	$828,250	$ 788,022	$ 629,656
Primary overage rent	752,000	752,000	752,000
Secondary overage rent	1,353,749	2,330,161	1,152,633
	$2,933,999	$3,870,183	$2,534,289

The net lease, as modified, provides for rent income until September 30, 2028, as follows:

  A basic annual rent equal to the sum of $28,000 plus current mortgage requirements for interest and amortization.

The net lease modification dated November 17, 2000 provides that the basic rent will be payable in equal monthly installments totaling an annual amount equal to the sum of $28,000, plus payments for interest and amortization (not including any balloon principal payment due at maturity) required annually under the new $30,500,000 first mortgage loan from Prudential Insurance Company (Note 3), and any refinancing of such mortgage.

  A primary overage rent equal to the lesser of $752,000 per annum for each year ending September 30th, or the Net Lessee's defined net operating profit for its lease year ending September 30th after deduction of basic rent and advances previously paid on account of primary overage rent; and

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Related Party Transactions - Rent Income (continued)

  A secondary overage rent consisting of 50% of any remaining balance of the Net Lessee's defined net operating profit (after payment of basic rent and primary overage rent) for its lease year ending September 30th.

Primary overage rent has been billed to and advanced by the Net Lessee in equal monthly installments of $62,667. While it is not practicable to estimate that portion of overage rent for the lease year ending on the ensuing September 30th which would be allocable to the current three month period ending December 31st, Associates' policy is to include in its income each year the advances of primary overage rent income received from October 1st to December 31st.

No other overage rent is accrued by Associates for the period between the end of the Net Lessee's lease year ending September 30th and the end of Associates fiscal year ending December 31st.

The lease modification, effective October 1, 1984, provides for a renewal term of 25 years from October 1, 2003 through September 30, 2028. The participants in Associates have consented to the granting of options to the Net Lessee to extend the lease for three additional 25 year renewal terms. There is no change in the terms of the lease during the renewal period.

The Net Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

A member in Associates is also a partner in the Net Lessee.

5. Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2004, 2003 and 2002, totaling $195,729, $293,292 and $186,717, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates. Fees for supervisory services are paid pursuant to an agreement, which amount is based on a rate of return of investment achieved by the participants of Associates each year.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

6. Related Party Transactions - Professional Fees

Professional fees (including disbursements) during the years ended December 31, 2004 and 2003, totaling $52,103 and $1,632, respectively, were paid to the firm of Wien & Malkin LLP, a related party. In 2004, an additional $96,764 paid to the firm of Wien & Malkin LLP, was capitalized in connection with the mortgage refinancing.

7. Number of Participants

There were approximately 600 participants in the various joint ventures as of December 31, 2004, 2003 and 2002.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years 2004, 2003 and 2002, based on 720 participation units outstanding during each year, consisted of the following:

Year ended December 31,

2004 2003 2002

Income	$2,034	$3,475	$2,078
Return of capital	663	441	506
Total distributions	$2,697	$3,916	$2,584

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

Associates maintains cash balances with two banks and a money market fund (Fidelity U.S. Treasury Income Portfolio). The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At December 31, 2004 Associates had balances of approximately $63,000 that were not insured. The distribution account held by Wien & Malkin and the Fidelity U.S. Treasury Income Portfolio are not insured. The funds held in the distribution account were paid to the participants on January 1, 2005. Funds held by Associates are placed in high quality institutions in order to minimize the risk.

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

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the arbitrators. The Appellate Division decided (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. Helmsley-Spear has requested leave to appeal the Appellate Division's decision.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear, and is a 5% member in Net Lessee, brought litigation against Associates' supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and disqualification from performing services for the Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Mr. Schneider has appealed this dismissal.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

11. Litigation (continued)

Wien & Malkin and Mr. Malkin are defending against these claims.

At the Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear has been discharged. Helmsley-Spear's subsequent appeals since 2002 have been denied, and the proponents believe the time has expired for further Helmsley-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear is not the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc.

In accord with the Net Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statements, the solicitation of votes and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $290,179 from inception to December 31, 2004, including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP.
  Building Improvements Program and Agreement to Extend Lease

In 1999 the participants in Associates and the Net Lessee approved an improvement program at the property (the "Program") originally budgeted at $7,650,000-$10,000,000, subsequently increased to $12,200,000. The scope of the work was subsequently expanded and the budget increased to $18,918,472. In 2004 the participants in Associates and the Net Lessee approved a further increase in the Program to approximately $31,400,000 under substantially the same conditions as had previously been approved.

The Net Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (Note 3), and (2) allows for

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Building Improvements Program and Agreement to Extend Lease (continued)

the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Net Lessee to Associates. Since any overage rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming overage rent continues to be earned.

The current term of the Net Lease expires in 2028. Associates has consented to the Agents' granting the Lessee three additional 25-year renewal options expiring in 2103. To the extent of the Net Lessee's completion of additional enhancements pursuant to the approved Program, Associates will grant additional Lease extension rights beyond 2103 in proportion to the net present benefit to Associates of the related increase in basic rent and the value of enhancements after completion, as determined at that time by the Agents in consultation with an independent expert.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

OMITTED SCHEDULES

The following schedules have been omitted as not applicable in the present instance:

SCHEDULE I - Condensed financial information of registrant.

SCHEDULE II - Valuation and qualifying accounts.

SCHEDULE IV - Mortgage loans on real estate.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2004

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Emigrant Savings Bank & Prudential Insurance Co. Balance at December 31, 2004	$18,500,000

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements and tenant installations and improvements (net of $249,791 written off in 2003)	$11,977,859
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements and tenant installations and improvements	21,664,083
	Total	$23,781,518(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$ 6,378,199(b)

G	Date of construction	1921

H	Date acquired	September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2002		$12,967,329
	Purchase of building improvements and building improvements in progress (expenditures advanced by Net Lessee, a related party, and recorded by the Company):
	F/Y/E 12/31/02	$2,791,929
	12/31/03	3,526,509
	12/31/04	4,745,542	11,063,980
	Less: amount written off in 2003		(249,791)
	Balance at December 31, 2004		$ 23,781,518
The costs for federal income tax purposes are the same as for financial statement purposes.
	(b)Accumulated depreciation
	Balance at January 1, 2002		$5,930,195
	Depreciation:
	F/Y/E 12/31/02	$158,462
	12/31/03	233,277
	12/31/04	306,056	697,795
	Less: amount written off in 2003		(249,791)
	Balance at December 31, 2004		$6,378,199