Form 10-Q
period 2005-03-31
250 WEST 57TH ST ASSOCIATES
filed 2005-05-31
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2005 2004

Income:

Basic rent, from a related party (Note B)	$251,380203,723	$203,723
Advance of primary overage rent from a related party (Note B)	188,000	188,000
Dividend income	6,305104	104
Interest income	1716,898	6,898
Total income	445,856 398,725	398,725

Expenses:

Interest on mortgage	241200,1598236	200,236
Supervisory services, to a related party (Note C)	15,000	15,000
Depreciation of building improvements	100,31271,801	71,801
Amortization of mortgage refinancing costs	403,80922825,687	25,687
Amortization of leasing commissions	15,054	0
Special fees (Note D)	52,103	0
Miscellaneous	59500 500	500
Total expenses	41267,929450313,224	313,224
Net Income (Loss)	$32(21,927594)85,501	$ 85,501
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during the period	$ 45(29.7399)118.75	$ 118.75

Distributions per $5,000 participation unit

consisted of the following:

Income	$ 45.730 118.75	$ 118.75
Return of Capital	204150.270031.25	131.25
Total distributions	$ 250.00	$ 250.00

At March 31, 2005 and 2004, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Real estate: Property situated at 250-264 West 57th Street, New York, New York: Land	$ 2,117,435	$ 2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	-0-	0-0-
Building improvements and equipment	16,422,121,969,818	15,735,039
Less: Aaccumulated depreciation	1,537,828203,262	1,437,517
	14,884,2930,766,556	14,297,522
Building improvements in progress	174,180332,563	988,362
Cash and cash equivalents: Cash in banks and Mmoney Mmarket fund	$ 2,358,3343,453,155	$2,091,917
Rent receivable	-0-	23,257-0-
Receivable from participants re: NYS estimated tax	8,052 7,795	- 0-
Due from Fisk Building Associates L.L.C., a related party	-0-	1,440,761

Leasing Commissions: Less: accumulated amortization	771,700 38,861 732,839712,874 -0-	712,874 23,807 689,067

Mortgage refinancing costs	1,122219,643407517,770	1,122,473
Less: accumulated amortization	4646,102521346,232	423,294
	658752,541886171,538	699,179

Total assets	$201,933028,67401916,849,042	$22,324,243

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	March 31, 2005	December 31, 2004
Current Lliabilities:
Accrued building expenses	$ 0	$ 2,481,725
Due to Fisk Building Associates L.L.C., a related party	3,178,2687$ 2,881,423	$ 2,636406,327019
Accrued interest on mortgage	83,80766,651	67,811
Accrued expenses - other	0148,867 0	850,016
Mortgage payable (Note B)	19,800,000	18,500,000

Total current liabilities	2,948,074	5,805,571

Long-term liabilities Mortgage payable (Note B)	15,500,000	18,500,000
Total liabilities	123,062210,0759418,448,074	24,305,571
Members' Deficiency:
March 31, 2005	(2,12882,4019221,599,032)	-0-
December 31, 2004	0	(1,981,328)
Total liabilities and members' deficiency: March 31, 2005	$201,933028,67401916,849,042
December 31, 2004		$22,324,243

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)
	For the Three Months Ended March 31, 2005 3	For the Year Ended December 31, 2004
Members' deficiency:
January 1, 2005 January 1, 2004	$(1,981,328)	$(1,504,533)
Add, Net income (loss):
January 1, 2005 through March 31, 2005	32(21,927594)85,501	0
January 1, 2004 through December 31, 2004	0	1,464,767
	(12,948002,401922) (1,419,032)-0-	(39,766)-0-
Less Distributions:
Distributions January 1, 20045 through March 31, 20045	180,000	0
Distributions January 1, 20034 through December 31, 20034	0	720,000
Distribution, November 30, 20034	0	2,099,6231,221,562
	180,000	2,819,6231,941,562
Members' deficiency:
March 31, 20045 December 31, 20034	$(2,12882,401922) (1,599,032) -0-	$(1,504,5331,981,328)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

20045 20034

Cash flows from operating activities: Net income (loss)	$ 32(21,92759485,501)	$ 106,34685,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation of building improvements	100,31271,801	52,65071,801
Amortization of mortgage refinancing costs	403,80922825,687	25,687
Amortization of leasing commissions	15,054	0
Change in refinancing costs	(96,934)	0
Change in rent receivable	023,257	(1723,056257)
Change in leasing commissions	(58,826)	0
Change in accounts receivable	1,440,761	0
Change in accrued interest payable	15,9961,757	21,161757
Change in accounts payable and accrued expenses	(3,331,741)(2,1160)	0(2,116)
Net cash provided by (used in) operating activities	(1,744437,708)997205,887	169205,7887

Cash flows from investing activities:
Change in receivable from participants	(8,05267,795)	(07,795)
Net cash used in investing activities	(8,05267,795)	(47,654795)

Cash flows from financing activities:
Proceeds from mortgage	1,300,000	0
Change in refinancing costs	(171)	0
Cash distributions	(180,000)	(180,000)
Advances from (pPayments to) Fisk Building Associates L.L.C.	899(2,283,348524) (79,426)	(079,426)
Net cash provided by (used in) financing activities	2(1,019163,177524259,426)	(180259,000426)

Net increase (decrease) in cash and cash equivalents	266,417(61,334)	(1061,212334)
Cash and cash equivalents, Beginning of period	2,091,9173,514,489	23,206514,489,818
Cash and cash equivalents, end of period	$2,358,334 3,453,155	$ 23,196453,606155

Cash paid for: Interest	$ 225,162198,479	$ 1698,934479

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

20054 20043

Supplemental disclosure of

noncash investing and financing

activities:

Building improvements purchased

by means of

a financing agreement

w with the lessee as follows: $ -772,248324,522 $324669,522397

======= =======

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2005, its results of operations and cash flows for the three months ended March 31, 2005 and 2004, and its changes in members' deficiency for the three months ended March 31, 2005. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $3015,500,000 first mortgage loan (the "First Mortgage") from Prudential Insurance CompanyEmigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2004, Net Lessee reported net operating profit of $3,507,583 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,353,749 for the fiscal year ended September 30, 2004. The Secondary Overage Rent of $1,353,749 represents 50% of the excess of the net operating profit of $3,507,583 over $752,000, less $24,042 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,353,749 plus $24,042 of interest income was available for distribution to the Pparticipants. After deducting $135,729 incurred to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual Pparticipants and annual New York State limited liability company filing fees of $500, the balance of $1,221,562 was distributed to the Participants on November 30, 2004.

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

Monthly payments under the mortgage are interest only until December 1, 2005, when the outstanding principal balance is due. Amounts advanced at the closing bore interest at the rate of 7.511% throughout the term of the mortgage until June 1, 2003. Amounts advanced after the closing bore interest at a floating rate equal to 1.65 percentage points above 30, 60, 90, 180 or 360 day LIBOR or the yield on 30-day U.S. Treasury Securities, as selected by Associates.

On June 1, 2003 the interest rate on all amounts advanced following the closing was converted to a fixed rate of 3.12% equal to 1.65 percentage points above the then-current yield on U.S. Treasury Securities having the closest maturity to December 1, 2005.

The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term. thereof.

On December 29, 2004, a second mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn down and an additional $1,300,000 was drawn down during the first quarter of 2005. These draw downs and subsequent draw downs will pay off the first mortgage on December 1, 2005 and future capital improvements as needed. The initial drawdown of $3,000,000 and all subsequent draw downs require constant equal monthly payments totaling $1,625,650 per annum for interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007, equal monthly payments totaling $2,200,780 per annum are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At March 31, 2005, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the threenine month period ended March 31, 2005 by Registrant to either of the Members as such.

Reference is made to Note B of Item 1 ("Note B") for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and membershippartnership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or memberspartners in Net Lessee. However, all of the Members hold senior positions at Supervisor and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2005 , certain of the Members in Registrant held Participations as follows:

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

Registrant does not pay dividends. During the threenine month period ended March 31, 2005September 30, 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 2004, Registrant made an additional distribution of $1,696.61 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual New York State Limited Liability Company filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income indecreased for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004. Such indecrease was the net result of an increase in Basic Rent received from the Net Lessee and, a decrease in secondary additional rent, an increase in dividend income and a decrease in interest income for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004.

Total expenses indecreased for the three-month period ended March 31, 2005, as compared to the three-month period ended March 31, 2004. Such indecrease was the net result of an increase in interest on the mortgage, a decrease in the additional supervisory fee and an increase in depreciation of building improvements, amortization of refinancing costs, leasing commissions and miscellaneous expense for the three-month period ended March 31, 2005, as compared with the three-month period ended March 31, 2004.

Liquidity and Capital Resources

Registrant's liquidity has changeddecreased significantly at March 31, 2005, as compared with March 31, 2004 as the result of a reclassifying the first mortgage payable which matures on December 1, 2005 as a current liability.xxxxxxxxxxxxx. A draw down of $15,900,000 will be made on the second mortgage on September 5, 2005, which includes $15,500,000 to fully repay the first mortgage. Costs relating to the improvement program are funded from proceeds of the first and second mortgages of $46,000,000, of which $198,8500,000 has been drawn at March 31, 2005. Registrant may from time to time establish a reserve for contingent or unforeseen liabilities.

ANo amortization payments are due under the SecondFirst Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule.to fully satisfy the outstanding principal balance at maturity, and furthermore, The second mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be well in excess of the amount of the Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the members in the Net Lessee and/or external financing.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant ("Associates") is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member in Registrantof Net Lessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the property in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment by Associates or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant'sAssociates' allocable share of such costs is as yet undetermined, and Registrant Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirms the right of the investors in Net Lessee to vote to terminate Helmsley-Spear without cause, (ii) dismisses Helmsley-Spear's claims against Wien & Malkin and Peter L. Malkin, and (iii) rejects the termination of Helmsley-Spear for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division, and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal. On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and such decision is stayed pending appeal.

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

Date: May 3115, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: May 3115, 2005

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

Date: May 3115, 2005

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

Date: May 3115, 2005

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
13(a)

Letter to Participants dated April 29, 2005 and supplementary financial reports for the fiscal year ended December 31, 2004. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 3115, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 3115, 2005

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

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 14, 2003 (the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.

(Registrant)

By:_____________________________________

Mark Labell, Attorney-in-Fact*

Date: May 3115, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:_____________________________________

Mark Labell, Attorney-in-Fact*

Date: May 3115, 2005

________________________________

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

Date: May 3115, 2005

___________________

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

Date: May 3115, 2005

______________________

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 3115, 2005

__________________________

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: May 3115, 2005

__________________________

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