Form 10-Q
period 2005-09-30
250 WEST 57TH ST ASSOCIATES
filed 2005-12-09
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30March 31, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [ X ] .

An Exhibit Index is located on Page 14 of this Report. Number of pages (including exhibits) in this filing: 14

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Income

(Unaudited)

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

2005 2004 2005 2004

Income:

Basic rent, from a related party (Note B)	$339,710	$206,216	$874,743	$618,931
Advance of primary overage rent from a related party (Note B)	188,000	188,000	564,000	564,000
Secondary overage rent from a related Party (Note B)	1,729,364	1,353,749	1,729,364	1,353,749
Dividend income	27,598	73	50,801	254
Interest Income	118	2,830	462	16,441
Total income	2,284,790	1,750,868	3,219,370	2,553,375

Expenses:

Interest on mortgage	338,151	199,216	855,858	597,931
Supervisory services, to a related party (Note C)	193,308	150,729	223,308	180,729
Fees	1,800	5,250	5,550	5,250
Depreciation of building improvements	114,827	74,675	322,971	219,503
Amortization of mortgage refinancing costs	65,661	25,687	147,279	77,062
Amortization of leasing commissions	23,184	-0-	96,415	-0-
Miscellaneous	5,020	-0-	5,615	500
Total expenses	741,951	455,557	1,656,996	1,080,975
Net Income	$1,542,839	$1,295,311	$1,562,374	$1,472,400
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	$ 2,142.83	$ 1,799.04	$ 2,169.96	$ 2,045.00

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of Capital	-0-	-0-	-0-	-0-
Total distributions	$ 250.00	$ 250.00	$ 750.00	$ 750.00

At September 30, 2005 and 2004, there were $3,600,000 of participation units outstanding.

107,832208144502,116915,045 (Loss)(13,393)19534(Loss) ($860)713 0713250007287

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

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

	September 30March 31, 2005	December 31, 2004
Real estate: Property situated at 250-264 West 57th Street, New York, New York: Land	$ 2,117,435	$ 2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	- -0--	- 0-0--
Building improvements and equipment	1976,280827422,475727121,969,818	15,735,039
Less: Aaccumulated depreciation	1,760645537,488660828203,262	1,437,517
	1764,519182884,9870672930,766,556	14,297,522
Building improvements in progress	-0-1,452,748 174,180332,563	988,362
Cash and cash equivalents: Cash in banks and Mmoney Mmarket fund	$ 42,110358,510213343,453,155	$2,091,917
Rent receivable	-0-	23,257-0-
Receivable from participants re: NYS estimated tax	208,469052 7,795	- - 0--
Due from Fisk Building Associates L.L.C., a related party	1,732,113-0-	1,440,761

Leasing Commissions: Less: accumulated amortization	953771,051700 120 38,222861 832732,829839712,874 -0-	712,874 23,807 689,067

Mortgage refinancing costs	880,0571,219,407517,770	1,122,473
Less: accumulated amortization	52466,80312521346,232	423,294
	827752,25421886171,538	699,179

Total assets	$273,160314,597579xxxxx21,028,01916,849,042	$22,324,243

250 West 57th St. Associates L.L.C.

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	September 30March 31, 2005	December 31, 2004
Current Lliabilities:
Accrued supervisory fees, to a related party	$178,308	$ -0-
Accrued building expenses	$ -0-	$ 2,481,725
Due to Fisk Building Associates L.L.C., a related party	23,430242178,368022687$ 2,881,423	$ 2,636406,327019
Accrued interest on mortgage	1104483,875717180766,651	67,811
Accrued expenses - other	-0-148,867 0	850,016
Mortgage payable (Note B)	2519,4800,000	18,500,000

Total current liabilities	2,948,074	5,805,571

Long-term liabilities Mortgage payable (Note B)	15,500,000	18,500,000
Total liabilities	12853,119636062210,5513730759418,448,074	24,305,571
Members' Deficiency:
September 30March 31, 2005	(2,95832112882,9547944019221,599,032)	--0--
December 31, 2004	-0-	(1,981,328)
Total liabilities and members' deficiency: September 30March 31, 2005	$27301,160314933028,59757967401916,849,042
December 31, 2004		$22,324,243

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Statements of Members' Deficiency

(Unaudited)
	For the Nine Three Months Ended Ended September 30March 31, 2005 3	For the Year Ended December 31, 2004
Members' deficiency:
January 1, 2005 January 1, 2004	$(1,981,328)	$(1,504,533)
Add, Net income (loss):
January 1, 2005 through September 30March 31, 2005	1,562,37419,534xxxxx(21,594)85,501	-0-
January 1, 2004 through December 31, 2004	0	1,464,767
	(418(2,6148002,954)794401922) (1,419,032)-0-	(39,766)-0-
Less Distributions:
Distributions January 1, 20045 through September 30March 31, 20045	54180,000	-0-
Distributions January 1, 20034 through December 31, 20034	-0-	720,000
Distribution, November 30, 20034	-0-	2,099,6231,221,562
	54180,000	2,819,6231,941,562
Members' deficiency:
September 30March 31, 20045 December 31, 20034	$(9582,32112882,954794401922) (1,599,032) -0-	$(1,504,5331,981,328)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2005 2004

Cash flows from operating activities: Net income	$ 1,562,374	$ 1,472,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation of building improvements	322,971	219,503
Amortization of mortgage refinancing costs	147,279	77,062
Amortization of leasing commissions	96,415	-0-
Change in receivable	(291,352)	(1,330,493)
Change in leasing commissions	(240,177)	-0-
Change in accrued supervisory fees	178,308	135,729
Change in accrued interest payable	43,064	1,020
Change in accounts payable and accrued expenses	(3,331,741)	(2,116)
Net cash provided by (used in) operating activities	(1,512,859)	573,105

Cash flows from investing activities: Purchase of building improvements, including improvements in progress	(2,557,073)	(1,678,321)
Cash segregated for payment of building improvements costs	-0-	(1,218,899)
Change in receivable from participants	(20,472)	(31,927)
Net cash used in investing activities	(2,577,545)	(2,929,147)

Cash flows from financing activities:
Cash distributions	(540,000)	(540,000)
Change in refinancing costs	(275,353)	-0-
Proceeds from mortgage	6,900,000	-0-
Advances from (payments to) Fisk Building Associates L.L.C.	24,350	(466,728)
Net cash provided by (used in) financing activities	6,108,997	(1,006,728)
Net increase (decrease) in cash and cash equivalents	2,018,593	(3,362,770)
Cash and cash equivalents, beginning of period	2,091,917	3,514,489
Cash and cash equivalents, end of period	$ 4,110,510	$ 151,719

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2005 2004

Cash paid for: Interest	$ 812,794	$ 596,910

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

20045 20034

Cash flows from operating activities: Net income (loss)	$ 19(21,53459485,501)	$ 106,34685,501
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	208100,14431271,801	52,65071,801
Amortization of mortgage refinancing costs	8143,61822825,687	25,687
Amortization of leasing commissions	15,054	0
Change in refinancing costs	(96,934)	0
Change in rent receivable	023,257	(1723,056257)
Change in leasing commissions	(58,6826)	0
Change in accounts receivable	1,440,761	0
Change in accrued interest payable	2615,2599961,757	21,161757
Change in accounts payable	331741(2,1160)	0(2,116)
Net cash provided by operating activities	1,722437,370997205,887	169205,7887

Cash flows from investing activities:

(2,557,072)

0Change in receivable from participants	(8,0567,795)	(07,795)
Net cash used in investing activities	(2,573,4198,0567,795)	(47,654795)

Cash flows from financing activities:
Proceeds from mortgage	1,300,000	0
Cash distributions	(180,000)	(180,000)
Payments to Fisk Building Associates L.L.C.	836(2,283,284524) (79,426)	(079,426)
Net cash used in financing activities	4(1,276163,13524259,426)	(180259,000426)
Net increase (decrease) in cash and cash equivalents	6266,417(61,334)	(1061,212334)
Cash and cash equivalents, Beginning of period	2,091,9173,514,489	23,206514,489,818
Cash and cash equivalents, end of period	$2,358,2334 3,453,155	$ 23,196453,606155

Cash paid for: Interest	$ 491225,447162198,479	$ 1698,934479

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

======= =======

Notes To Condensed Financial Statements (unaudited)

Note A Organization and Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30March 31, 2005, its results of operations and cash flows for the three and ninethree months ended September 30March 31, 2005 and 2004, and its cash flows hanges in members' deficiency for the ninethree months ended September 30March 31, 2005 and 2004. Information included in the condensed balance sheet as of December 31, 2004 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2004 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the ninethree months ended September 30March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $3015,500,000 subordinate mfirst mortgage loan (which provided for funding to prepay the pre-existing $15,500,000 first mortgage; as such, herein referred to as the "First Mortgage") from Prudential Insurance CompanyEmigrant Savings Bank. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 20054, Net Lessee reported net operating profit of $4,319,1623,507,583 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,729,3641,353,749 for the fiscal year ended September 30, 20054. The Secondary Overage Rent of $1,729,3641,353,749 represents 50% of the excess of the net operating profit of $4,319,1623,507,583 over $752,000, less $54,21524,042 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,729,3641,353,749 plus $54,21524,042 of interest income was available for distribution to the Pparticipants. After deducting $178,308135,729 incurred to Supervisor as an additional payment for supervisory services, $20,000 for advances of New York State estimated tax paid on behalf of non-resident individual participants and annual New York State limited liability company filing fees of $500, the balance of $1,604,7711,221,562 was distributed to the Participants on November 30, 20054.

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

On December 29, 2004, the First Mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn down and an additional $2231,48300,000 was drawn during the first ninesix months ofquarter of 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and will pay future capital improvements as needed. The initial drawdown of $3,000,000 and all subsequent drawdowns require constant equal monthly payments of interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007, equal monthly payments are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"), and 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment ("Additional Fee"). At September 30March 31, 2005, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year as an advance against the Additional Fee, which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Fee is payable from Secondary Overage Rent. For the nine months ended September 30, 2005 and 2004, Registrant incurred Additional fees of $178,308 and $135,729 respectively.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the ninenine month period ended September 30March 31, 2005 by Registrant to either of the Members as such.

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

As of September 30March 31, 2005 , certain of the Members in Registrant held Participations as follows:

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

Registrant does not pay dividends. During the ninenine month period ended September 30, 2005September 30, 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). On November 30, 20054, Registrant made an additional distribution of $2,228.851,696.61 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated taxes for non-resident participants and annual New York State Limited Liability Company filing fees. See Notes B and C. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Note B.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income indecreased for the ninethree-month period ended September 30March 31, 2005, as compared with the ninethree-month period ended September 30March 31, 2004. Such indecrease was the net net result of an increase in Basic Rent and Secondary Overage Rent received from the Net Lessee and, a decrease in secondary additional rent, an increase in dividend income and a decrease in interest income for the ninethree-month period ended September 30March 31, 2005, as compared with the ninethree-month period ended September 30March 31, 2004.

Total expenses indecreased for the ninethree-month period ended September 30March 31, 2005, as compared to the ninethree-month period ended September 30March 31, 2004. Such indecrease was the net result of an increase in interest on the mortgage, an increase in additional fees, a decrease in the additional supervisory fee and an increase in depreciation of building improvements, fees, amortization of refinancing costs, amortization of leasing commissions, fees and miscellaneous expense for the ninethree-month period ended September 30March 31, 2005, as compared with the ninethree--month period ended September 30March 31, 2004.

Liquidity and Capital Resources

Registrant's liquidity has increaseddecreased significantly at September 30March 31, 2005, as compared with September 30March 31, 2004 as the result of additional draws on the Prudential mortgage.a xxxxxxxxxxxxx. A draw of $15,900,000 was made on September 5, 2005, which included $15,500,000 to fully repay the Emigrant mortgage. Costs relating to the improvement program are funded from proceeds of the First Mmortgages of of which $25,418,500,000 has been drawn at September 30March 31, 2005. Registrant may from time to time set aside cash funds forestablish a reserve for contingent or unforeseen liabilities.

ANo amortization payments are due under the First First Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule.to fully satisfy the outstanding principal balance at maturity, and furthermore, The First Mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such mMortgage indebtedness at maturity. Therefore, repayment of the First Mortgage will depend on Registrant's ability to arrange a refinancing. IfAssuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and ifassuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be sufficient to coverwell in excess of the amount of the First Mortgage balance at maturity.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant ("Associates") is the subject of the following pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member in Registrantof Net Lessee, have been engaged in a proceeding with Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing and supervision of the Pproperty in which Wien & Malkin and Mr. Malkin have sought an order removing Helmsley-Spear. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or by Associates or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant'sAssociates' allocable share of such costs is as yet undetermined, and Registrant Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

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

Date: December 9May 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: December 9May 15, 2005

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

Date: December 9May 15, 2005

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

Date: December 9May 15, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9May 15, 2005

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9May 15, 2005

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

Date: December 9May 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:_____________________________________

Mark Labell, Attorney-in-Fact*

Date: December 9May 15, 2005

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

Date: December 9May 15, 2005

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

Date: December 9May 15, 2005

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

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9May 15, 2005

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

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 9May 15, 2005

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