Form 10-K
period 2005-12-31
250 WEST 57TH ST ASSOCIATES
filed 2006-04-24
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

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

As of December 31, 2005, the Building was approximately 87% occupied by approximately 256 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

(b) Net Lease

Under the Net Lease, effective May 1, 1975, between 250 West 57th St. Associates, as lessor, and Fisk Building Associates LLC, as net lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between 250 West 57th St. Associates, as lessor, and Fisk Building Associates LLC, as net lessee, provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under the new $30,500,000 subordinate mortgage loan (which provided for funding to prepay the pre-existing $15,500,000 first mortgage; as such, herein referred to as the "First Mortgage") from Prudential Insurance Company. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2005, Net Lessee reported net operating profit of $4,319,162 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,729,364 for the fiscal year ended September 30, 2005. The Secondary Overage Rent of $1,729,364 represents 50% of the excess of the net operating profit of $4,319,162 over $752,000, less $54,215 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,729,364 plus $54,215 of interest income was available for distribution to the Participants. After deducting $178,308 to Supervisor as an additional payment for supervisory services and annual New York State limited liability company filing fees of $500, the balance of $1,604,771 was distributed to the Participants on November 30, 2005.

Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related supervisory service expense can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2005, 2004 and 2003.

The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

(c) Mortgage Loan Refinancing

On December 29, 2004 a mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America, of which $15,500,000 was used to pay off the first mortgage on December 1, 2005 and the remainder is being used to finance capital improvements as needed. At closing $3,000,000 was drawn down and the remaining $27,500,000 was drawn down during 2005. The initial drawdown and all subsequent drawdowns require constant equal monthly payments of interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007 equal monthly payments are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014.

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

Item 2. Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building LLC", and the land thereunder. Registrant's fee title to the Property is encumbered by the First Mortgage which, at December 31, 2005, had unpaid principal balance of $30,500,000. For a description of the terms of the First Mortgage see Note 3 of the Notes.

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

Item 3. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Sublessee's managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the net sublease to the operating sublessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrants' allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these consolidated financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the sublessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators. The Appellate Division decided (i) that there was a covert assignment without Sublessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Sublessee's managing agent since September 1997, in fact never received a valid assignment to become Sublessee's managing agent. Sublessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On May 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision and on February 21, 2006 the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and has no record or beneficial interest in the Sublessee, brought litigation against Sublessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Sublessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed this dismissal, the claim has now been withdrawn and is no longer pending.

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

Item 4. Submission of Matters to a Vote of Participants.

In March 2006, Participants in Registrant and the Lessee were requested to approve a further increase in borrowing for the Building Improvement Program to a maximum debt of up to $63,900,000 plus refinancing costs under substantially the same conditions as had previously been approved. See Item 1.

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

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 36 transfers of Participations during 2005. In two instances, the indicated purchase price was equal to 4.16 times the face amount of the Participation transferred, i.e., $10,400 for a $2,500 Participation. In all other cases, no consideration was indicated.

    (b) As of December 31, 2005, there were 607 holders of Participations of record.

    (c) Registrant does not pay dividends. During the years ended December 31, 2005 and 2004, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2005 and November 30, 2004, Registrant made additional distributions for each $5,000 Participation of $2,229 and $1,697, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment and certain fees to Supervisor. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

    Item 6.

    SELECTED FINANCIAL DATA

    (Unaudited)

    The following table presents selected financial data for each of the last five years ended December 31, 2005. This information is unaudited and has been prepared on the same basis as the audited consolidated financial statements included in this Annual Report on Form 10-K. This data should be read together with the consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K.

    Year ended December 31,

    2005 2004 2003 2002 2001

Basic rent income	$ 1,266,162	$ 828,250	$ 788,022	$ 629,656	$ 553,770
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	1,729,364	1,353,749	2,330,161	1,152,633	2,732,389
Total revenues	$ 3,747,526	$2,933,999	$3,870,183	$2,534,289	$4,038,159
Net income	$ 1,633,312	$1,464,767	$2,501,788	$ 1,496,439	$3,058,314
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$ 2,268	$ 2,034	$ 3,475	$ 2,078	$ 4,248
Total assets	$31,189,475	$22,324,243	$16,698,804	$12,183,062	$8,405,356
Long-term obligations	$30,500,000	$18,500,000	$15,500,000	$12,000,000	$7,000,000
Distributions per $5,000 participation unit, Based on 720 participation units outstanding During each year:
Income	$2,268	$2,034	$ 3,475	$2,078	$ 4,248
Return of capital	961	663	441	506	167
Total distributions	$3,229	$2,697	$ 3,916	$2,584	$ 4,415

  Item 7.

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  The following table presents the Company's operating results for each of the eight fiscal quarters in the period ended December 31, 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Statement of Income Data:
Basic rent income	$251,380	$283,652	$339,710	$391,420
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,729,364	-
Dividend and interest income	6,476	17,071	27,716	48,745
Total revenues	445,856	488,723	2,284,790	628,165

Interest on mortgage	241,158	276,549	338,151	379,200
Supervisory services	15,000	15,000	193,308	15,000
Professional fees and miscellaneous	595	3,750	6,820	-
Depreciation of building improvements	100,312	107,832	114,827	122,016
Amortization of leasing commissions	15,054	58,177	23,184	24,526
Amortization of mortgage refinancing costs	40,809	40,809	65,661	16,484
Total expenses	412,928	502,117	741,951	557,226

Net income (loss)	$32,928	$(13,394)	$1,542,839	$ 70,939
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$ 46	$ (19)	$ 2,143	$ 98

  Item 7.

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Statement of Income Data:
Basic rent income	$207,236	$205,479	$206,216	$209,319
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,353,749	-
Dividend and interest income	7,002	6,790	2,903	2,952
Total revenues	402,238	400,269	1,750,868	400,271

Interest on mortgage	200,236	198,479	199,216	204,754
Supervisory services	15,000	15,000	150,729	15,000
Professional fees and miscellaneous	500	-	5,250	52,103
Depreciation of building improvements	71,801	73,027	74,676	86,552
Amortization of leasing commissions	-	-	-	23,807
Amortization of mortgage refinancing costs	25,687	25,687	25,687	25,688
Total expenses	313,224	312,193	455,558	407,904

Net income (loss)	$89,014	$88,076	$1,295,310	$(7,633)
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$124	$122	$1,799	$(11)

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

  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to our financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2005 and 2004, and for the years ended December 31, 2005, 2004 and 2003. We believe that the following accounting policies or estimates require the application of Management's most difficult, subjective, or complex judgments:

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

  The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

  (a) Total income increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. The increase was the net result of an increase in Secondary Overage Rent received by Registrant in 2005, an increase in Basic rent and dividend income and a decrease in interest income. Total income decreased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The decrease was the net result of a decrease in Secondary Overage Rent received by Registrant in 2004, a decrease in interest income and an increase in Basic rent. See Note 4 of the Notes.

  Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. The increase was the net result of an increase in mortgage interest expense, supervisory services, amortization expense, depreciation expense and miscellaneous expense and a decrease in professional fees. See Notes 3 and 5 of the Notes. Total expenses increased for the year ended December 31, 2004 as compared with the year ended December 31, 2003. The increase was the net result of an increase in mortgage interest expense, depreciation expense and professional fees and a decrease in the additional payment for supervisory services payable with respect to a decreased amount of Secondary Overage Rent received by Registrant in 2004.

Liquidity and Capital Resources

Registrant's liquidity increased December 31, 2005, as compared to December 31, 2004 as a result of additional draws on the Prudential mortgage. Costs relating to the improvement program are funded from proceeds of the first mortgage of $30,500,000, all of which has been drawn down at December 31, 2005. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments are due under the First Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule. The First mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the First Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First Mortgage balance at maturity.

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

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005 the end of the period covered by this report have concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2005 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	72	Father of Anthony E. Malkin	Real Estate Supervision	Senior Partner and Chairman Wien & Malkin LLP	1982
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Supervisory Services of Wien & Malkin LLP and President of W&M Properties, L.L.C.	1998

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

No remuneration was paid during the fiscal year ended December 31, 2005 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment of 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment (the "Additional Payment"). For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

At December 31, 2005, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $238,308 during the fiscal year ended December 31, 2005. See Item 1. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2005, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations in the undivided Agent interests in Registrant.

(b) At December 31, 2005, the Agents (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

Peter L. Malkin owned of record as co-trustee an aggregate of $17,500 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLP, the Agent of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2005 and December 31, 2004 were as follows:

Fee Category	2005	2004
Audit Fees	$33,500	$22,850
Audit-Related Fees	2,500	5,000
Tax Fees	6,000	4,000
All other Fees	-	450
	$42,000	$32,300

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2005 and 2004, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

All Other Fees. In 2004, these services include filing of Federal tax returns electronically.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

(a)(1) Financial Statements:

Report of Independent Registered Public Accounting Firm of J.H. Cohn LLP, dated March 24, 2006.

Balance Sheets at December 31, 2005 and at December 31, 2004 (Exhibit A).

Statements of Income for the fiscal years ended December 31, 2005, 2004 and 2003 (Exhibit B).

Statement of Members' Deficiency for the fiscal year ended December 31, 2005 (Exhibit C-1).

Statement of Members' Deficiency for the fiscal year ended December 31, 2004 (Exhibit C-2).

Statement of Members' Deficiency for the fiscal year ended December 31, 2003 (Exhibit C-3).

Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003 (Exhibit D).

Notes to Financial Statements for the fiscal years ended December 31, 2005, 2004 and 2003.

(2) Financial Statement Schedules:

List of Omitted Schedules.

Real Estate and Accumulated Depreciation - December 31, 2005 (Schedule III).

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

Date: April 24, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: April 24, 2006

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

Date: April 24, 2006

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

Date: April 24, 2006

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

13 (b)

Letter to Participants dated November 30, 2005 and supplementary financial reports for the lease year ended September 30, 2005. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 24, 2006

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: April 24, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Company") as of December 31, 2005 and 2004, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2005, and the supporting financial statement schedule of Real Estate and Accumulated Depreciation as contained in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. Cohn LLP

New York, N. Y.

March 24, 2006

EXHIBIT A

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

ASSETS

December 31,

2005 2004

Real Estate at 250-264 West 57th Street, New York, N.Y. (Notes 2b and 3):
Buildings	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682

Building improvements	21,519,971	15,735,039
Less: Accumulated depreciation	(1,882,504)	$19,637,467	(1,437,517)	$14,297,522
Capital improvements in progress	-	988,362
Land	2,117,435	2,117,435
Cash and cash equivalents:
Cash in banks	184,109	162,801
Cash in distribution account held by Wien & Malkin LLP	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	7,555,329	7,799,438	1,869,116	2,091,917

Due from Fisk Building Associates L.L.C., a related party	-	1,440,761

Other Assets:
Leasing commissions	980,314	712,874
Less: Accumulated amortization	144,749	835,565	23,807	689,067

Mortgage refinancing costs	868,857	1,122,473
Less: Accumulated amortization	69,287	799,570	423,294	699,179

TOTAL ASSETS	$31,189,475	$22,324,243
LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable (Note 3)	$30,500,000	$18,500,000
Accrued interest and other expenses	133,528	917,827
Due to Fisk Building Associates L.L.C., a related party	2,137,266	2,406,019
Accrued building expenses	1,091,468	2,481,725
TOTAL LIABILITIES	33,862,262	24,305,571
Commitments and contingencies (Notes 3 and 11)
Members' Deficiency (Exhibit C)	(2,672,787)	(1,981,328)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$31,189,475	$22,324,243

See accompanying notes to financial statements.

EXHIBIT B

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31

2005	2004	2003

Revenues:

Rent income, from a related party (Note 4)	$3,747,526	$2,933,999	$3,870,183
Interest and dividend income	100,008	19,647	27,902

TOTAL REVENUES	3,847,534	2,953,646	3,898,085

Expenses:

Interest on mortgages (Note 3)	1,235,058	802,685	760,022
Supervisory services, to a related party (Note 5)	238,308	195,729	293,292
Professional fees, including fees to a related party (Note 6)	6,130	57,853	6,957
Amortization of leasing commissions	120,941	23,807	0
Amortization of mortgage refinancing costs (Note 2c)	163,763	102,749	102,749
Depreciation of building improvements (Note 2b)	444,987	306,056	233,277
Miscellaneous	5,035	-	-
	2,214,222	1,488,879	1,396,297

NET INCOME, CARRIED TO MEMBERS' DEFICIENCY (NOTE 9)	$1,633,312	$1,464,767	$2,501,788

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$2,268	$ 2,034	$ 3,475

See accompanying notes to financial statements.

EXHIBIT C-1

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2005

			Members'
Members'			Deficiency
Deficiency	Share of		December 31,
January 1, 2005	net income	Distributions	2005

Anthony E. Malkin Joint Venture #1	$ (198,134)	163,331	232,477	(267,280)

Anthony E. Malkin Joint Venture #2	(198,134)	163,331	232,477	(267,280)

Anthony E. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Anthony E. Malkin Joint Venture #4	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #1	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #2	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #4	(198,133)	163,331	232,477	(267,279)

Peter L. Malkin Joint Venture #5	(198,133)	163,332	232,477	(267,278)

Peter L. Malkin Joint Venture #6	(198,134)	163,332	232,478	(267,280)

	$(1,981,328)	1,633,312	2,324,771	$(2,672,787)

See accompanying notes to financial statements.

EXHIBIT C-2

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

YEAR ENDED DECEMBER 31, 2004

Members'			Members'
Deficiency			Deficiency
January 1,	Share of		December 31,
2004	net income	Distributions	2004

Anthony E. Malkin Joint Venture #1	$(150,454)	$146,476	$194,156	$ (198,134)

Anthony E. Malkin Joint Venture #2	(150,454)	146,476	194,156	(198,134)

Anthony E. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Anthony E. Malkin Joint Venture #4	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #1	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #2	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #4	(150,454)	146,477	194,156	(198,133)

Peter L. Malkin Joint Venture #5	(150,453)	146,477	194,157	(198,133)

Peter L. Malkin Joint Venture #6	(150,453)	146,476	194,157	(198,134)

	$(1,504,533)	$1,464,767	$1,941,562	$(1,981,328)

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

EXHIBIT D

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

2005 2004 2003

Cash flows from operating activities:
Net income	$1,633,312	$1,464,767	$2,501,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	444,987	306,056	233,277
Amortization of mortgage refinancing costs	163,763	102,749	102,749
Amortization of leasing commissions	120,942	23,807	-
Change in amount due from lessee	-	23,257	(17,588)
Change in accrued interest and other expenses	(784,299)	852,933	11,233
Change in leasing commissions	(267,440)	(712,874)	-

Net cash provided by operating activities	1,311,265	2,060,695	2,831,459

Cash flows from investing activities:
Purchase of building improvements	(4,796,570)	(3,120,961)	(3,526,509)
Change in accrued building costs	(1,390,257)	2,481,725	-

Net cash used in investing activities	(6,186,827)	(639,236)	(3,526,509)

Cash flows from financing activities:
Cash distributions	(2,324,771)	(1,941,562)	(2,819,623)
Payments of mortgage	(15,500,000)
Proceeds from mortgage payable	27,500,000	3,000,000	3,500,000
Payments for refinancing costs	(264,154)	(604,703)	-
Advances from (payments to) Fisk Building Associates L.L.C.	1,172,008	(3,297,766)	1,322,344
Net cash provided by (used in) financing activities	10,583,083	(2,844,031)	2,002,721
Net change in cash and cash equivalents	5,707,521	(1,422,572)	1,307,671

Cash and cash equivalents, beginning of year	2,091,917	3,514,489	2,206,818

CASH AND CASH EQUIVALENTS, END OF YEAR	$7,799,438	$2,091,917	$ 3,514,489

Supplemental disclosures of cash flow information: Cash paid during year for interest	$1,169,341	$ 799,768	$ 750,906

Supplemental disclosure of non-cash investing and financing activities: Short-term debt owed to lessee and others incurred for the purchase of building improvements	$-0-	$1,624,581	$-0-

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

  In connection with the building improvements program which began in 1999 (see Note 3), costs totaling $20,831,971 at December 31, 2005 have been incurred for new building improvements which have been put into service. These assets are depreciated on the straight-line method by annual charges to operations calculated to absorb the cost of assets over their estimated lives.

  Mortgage Refinancing Costs, Leasing Commissions, and Amortization:

Mortgage refinancing costs are being amortized ratably over the respective terms of the first and second mortgages.

Leasing commissions represent reimbursements to the lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

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

  Reclassification:

Certain prior period amounts have been reclassified to conform to the 2005 presentation.

  Mortgage Indebtedness and Building Improvements Program

Effective November 17, 2000, Associates obtained a new mortgage payable with Emigrant Savings Bank in the amount of $15,500,000. On December 1, 2005, the entire outstanding principal balance was paid.

250 WEST 57TH STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

3. Mortgage Indebtedness and Building Improvement Program (continued)

On December 29, 2004 a mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America, of which $15,500,000 was used to pay off the first mortgage on December 1, 2005 and the remainder is being used to finance capital improvements as needed. At closing $3,000,000 was drawn down and the remaining $27,500,000 was drawn down during 2005. The initial drawdown and all subsequent drawdowns require constant equal monthly payments of interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007 equal monthly payments are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014.

The mortgage payable may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

The following is a schedule of future minimum principal payments in each of the five years subsequent to December 31, 2005:

Year ending

December 31,

2006	$ -
2007	183,893
2008	572,044
2009	608,395
2010	642,099
Thereafter	28,493,569
Total	30,500,000

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt, based on the available market information or other appropriate valuation methodologies, was approximately $27,543,000 as of December 31, 2005. The estimated fair value of Associates' mortgages at December 31, 2004 was $18,641,000.

Rent income earned during the years en250 WEST 57th ST. ASSOCIATES L.L.C.

250 WEST 57th St. ASSOCIATES

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Related Party Transactions - Rent Income

Rent income recorded for the years ended December 31, 2005, 2004 and 2003, totaling $3,747,526, $2,933,999, and $3,870,183, respectively, constitutes the basic minimum annual rental plus overage rent under an operating lease dated September 30, 1953 (as modified June 12, 1961, June 10, 1965, May 1, 1975, October 1, 1984, September 1, 1999 and November 17, 2000) with the Net Lessee, consisting of the following:

Year ended December 31,

2005 2004 2003

Basic minimum annual rent	$ 1,266,162	$ 828,250	$ 788,022
Primary overage rent	752,000	752,000	752,000
Secondary overage rent	1,729,364	1,353,749	2,330,161
	$3,747,526	$2,933,999	$3,870,183

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

The lease modification, effective October 1, 1984, provided for a renewal term of 25 years from October 1, 2003 through September 30, 2028. The participants in Associates have consented to the granting of options to the Net Lessee to extend the lease for three additional 25 year renewal terms. There is no change in the terms of the lease during the renewal period.

The Net Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Net Lessee will end on the effective date of such surrender.

A member in Associates is also a partner in the Net Lessee.

5. Related Party Transactions - Supervisory Services

Fees for supervisory services (including disbursements and cost of regular accounting services) during the years ended December 31, 2005, 2004 and 2003, totaling $238,308, $195,729 and $293,292, respectively, were paid to the firm of Wien & Malkin LLP. Some members of that firm are members in Associates. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in excess of 15% per annum on the initial cash investment of $3,600,000. For tax purposes, such payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

6. Related Party Transactions - Professional Fees

Professional fees of $34,176 were paid to the firm of Wien & Malkin LLP, a related party, for the year ended December 31, 2005 which were capitalized in connection with the mortgage refinancing. Professional fees, including disbursements of $52,103 and $1,632 were paid to Wien & Malkin LLP in 2004 and 2003, respectively, and charged to expense. In 2004, an additional $96,764 paid to Wien & Malkin LLP was capitalized in connection with the mortgage refinancing.

7. Number of Participants

There were approximately 607 participants in the various joint ventures as of December 31, 2005, 2004 and 2003.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2005, 2004 and 2003, based on 720 participation units outstanding during each year, consisted of the following:

Year ended December 31,

2005 2004 2003

Income	$2,268	$2,034	$3,475
Return of capital	961	663	441
Total distributions	$3,229	$2,697	$3,916

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

Associates maintains cash balances with two banks and a money market fund (Fidelity U.S. Treasury Income Portfolio). The bank balances are insured by the Federal Deposit Insurance Corporation up to $100,000 each. At December 31, 2005 Associates had balances of approximately $63,500 that were not insured. The distribution account held by Wien & Malkin and the Fidelity U.S. Treasury Income Portfolio are not insured. The funds held in the distribution account were paid to the participants on January 1, 2006. Funds held by Associates are placed in high quality institutions in order to minimize the risk.

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

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the arbitrators. The Appellate Division decided (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On may 10, 2005, Helmsley-Spear was granted leave to appeal the Appellate Division's decision, and on February 21, 2006 the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) in the preceding paragraph. Wien & Malkin and Peter Malkin are reviewing possible appeal of this ruling.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear, and is a 5% member in Net Lessee, brought litigation against Associates' supervisor, Wien & Malkin and Peter L. Malkin (or his affiliate), claiming misconduct and seeking damages and

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Litigation (continued)

disqualification from performing services for the Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim has now been withdrawn and is no longer pending.

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

In accord with the Net Lessee's May 20, 2002 vote, the expenses for the preparation of the solicitation statements, the solicitation of votes and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $290,179 from inception to December 31, 2005, including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP.

There will be no material adverse effects on the financial statements as a result of this litigation.

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

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2005

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Prudential Insurance Co. Balance at December 31, 2005	$30,500,000

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements and tenant installations and improvements (net of $249,791 written off in 2003)	$21,519,971
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements and tenant installations and improvements	26,460,653
	Total	$28,578,088(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$6,823,186(b)

G	Date of construction	1921

H	Date acquired		September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2003		$15,759,258
	Purchase of building improvements and building improvements in progress (expenditures advanced by Net Lessee, a related party, and recorded by the Company):
	F/Y/E 12/31/03	$3,526,509
	12/31/04	4,745,542
	12/31/05	4,796,570	13,068,621
	Less: amount written off in 2003		(249,791)
	Balance at December 31, 2005		$28,578,088
The costs for federal income tax purposes are the same as for financial statement purposes.
	(b)Accumulated depreciation
	Balance at January 1, 2003		$6,088,657
	Depreciation:
	F/Y/E 12/31/03	$233,277
	12/31/04	306,056
	12/31/05	444,987	984,320
	Less: amount written off in 2003		(249,791)
	Balance at December 31, 2005		$6,823,186