Form 10-Q
period 2006-03-31
250 WEST 57TH ST ASSOCIATES
filed 2006-06-12
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2006 2005

Revenues:

Basic rent income, from a related party (Note B)	$413,412	$251,380
Advance of primary overage rent income from a related party (Note B)	188,000	188,000
Dividend and interest income	71,264	6,476
Total revenues	672,676	445,856

Expenses:

Interest on mortgages	406,412	241,159
Supervisory services, to a related party (Note C)	15,000	15,000
Amortization of leasing commissions	33,505	15,054
Amortization of mortgage refinancing costs	21,721	40,809
Depreciation of building improvements	145,231	100,312
Miscellaneous	500	595
Total expenses	622,369	412,929
Net Income	$50,307	$ 32,927
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$ 69.87	$45.73

Distributions per $5,000 participation unit

consisted of the following:

Income	$ 69.87	$45.73
Return of capital	180.13	204.27
Total distributions	$ 250.00	$250.00

At March 31, 2006 and 2005, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2006	December 31, 2005
Real estate: Property situated at 250-264 West 57th Street, New York, New York: Land	$ 2,117,435	$ 2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	23,602467	21,519,971
Less: accumulated depreciation	2,027,735	1,882,504
	21,574,732	19,637,467
Cash in banks and money market fund	7,106,169	7,799,438
Receivable from participants re: NYS estimated tax	4,123	0
Leasing commissions Less: accumulated amortization	1,263,943 178,254 1,085,689	980,314 144,749 835,565

Mortgage refinancing costs	868,857	868,857
Less: accumulated amortization	91,007	69,287
	777,850	799,570

Total assets	$32,665,998	$31,189,475

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	March 31, 2006	December 31, 2005
Liabilities:
Accrued building expenses	$ 1,732,468	$ 1,091,468
Due to Fisk Building Associates L.L.C., a related party	3,102,482	2,137,266
Accrued interest and other expenses	133,528	133,528
Mortgage payable (Note B)	30,500,000	30,500,000

Total liabilities	35,468,478	33,862,262
Members' deficiency:
March 31, 2006	(2,802,480)	0
December 31, 2005	0	(2,672,787)
Total liabilities and members' deficiency: March 31, 2006	$32,665,998
December 31, 2005		$31,189,475

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Three Months Ended March 31, 2006 3	For the Year Ended December 31, 2005
Members' deficiency:
January 1, 2006 January 1, 2005	$(2,672,787)	$(1,981,328)
Add, net income:
January 1, 2006 through March 31, 2006	50,307	0
January 1, 2005 through December 31, 2005	0	1,633,312
	(2,622,480)	(348,016)
Less distributions:
Distributions January 1, 2006 through March 31, 2006	180,000	0
Distributions January 1, 2005 through December 31, 2005	0	720,000
Distribution, November 30, 2005	0	1,604,771
	180,000	2,324,771
Members' deficiency:
March 31, 2006 December 31, 2005	$(2,802,480)	$(2,672,787)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2006 2005

Cash flows from operating activities: Net income	$ 50,307	$ 32,927
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation of building improvements	145,231	100,312
Amortization of mortgage refinancing costs	21,721	40,809
Amortization of leasing commissions	33,505	15,054
Changes in operating assets and liabilities:
Change in leasing commissions	(283,631)	(58,826)
Change in accounts receivable	0	1,440,761
Change in accrued interest and other expenses	0	15,996
Change in accounts payable and accrued expenses	0	(850,016)
Net cash provided by (used in) operating activities	(32,867)	737,017

Cash flows from investing activities:
Change in receivable from participants	(4,123)	(8,052)
Purchase of building improvements	(767,310)	0
Net cash used in investing activities	(771,433)	(8,052)

Cash flows from financing activities:
Cash distributions	(180,000)	(180,000)
Proceeds from mortgage payable	0	1,300,000
Payments for refinancing costs	0	(171)
Advances from (payments to) Fisk Building Associates L.L.C. and others for building improvements	291,031	(1,582,377)
Net cash provided by (used in) financing activities	111,031	(462,548)

Net change in cash and cash equivalents	(693,269)	266,417
Cash and cash equivalents, beginning of period	7,799,438	2,091,917
Cash and cash equivalents, end of period	$7,106,169	$2,358,334

Cash paid for: Interest	$ 406,412	$ 225,162

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2006 2005

Supplemental disclosure of

noncash investing and financing activities:

Building improvements purchased by means of

a financing agreement with the sublessee and others $ 1,315,186 $ -

======== =======

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2006 and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants").

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee") under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents hold senior positions at Wien & Malkin LLP, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee ("Supervisor"). See Note C below.

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) required annually under a new $30,500,000 subordinate mortgage loan (which provided for funding to prepay the pre-existing $15,500,000 first mortgage; as such, herein referred to as the "First Mortgage") from Prudential Insurance Company. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2005, Net Lessee reported net operating profit of $4,319,162 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,729,364 for the fiscal year ended September 30, 2005. The Secondary Overage Rent of $1,729,364 represents 50% of the excess of the net operating profit of $4,319,162 over $752,000, less $54,215 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary overage rent payable of $1,729,364 plus $54,215 of interest income was available for distribution to the Participants. After deducting an additional payment to Supervisor of $178,308 and annual New York State limited liability company filing fees of $500, the balance of $1,604,771 was distributed to the Participants on November 30, 2005.

Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so that no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year.

The Net Lessee has exercised its option to renew the Net Lease for a period of 25 years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

On December 29, 2004, the First Mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and will finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007, equal monthly payments are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The mortgage matures on December 5, 2014. The mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment ("Additional Payment"). At March 31, 2006, the Participants' remaining cash investment was $3,600,000. Supervisor receives $20,000 a year from payments of primary overage rent which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2006 by Registrant to either of the Members as such.

Reference is made to Note B above for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of participations in Registrant and membership interests or participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Net Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Net Lessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First Mortgage and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C to the condensed financial statements. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market.

Registrant does not pay dividends. During the three month period ended March 31, 2006, Registrant made regular monthly distributions of $83.33 for each $5,000 participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease.

On November 30, 2005, Registrant made an additional distribution of $2,228.85 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and a reserve for advances of New York State estimated income taxes for non-resident participants and annual New York State Limited Liability Company filing fees. See Notes B and C to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total income increased for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005. Such increase was the result of an increase in Basic Rent received from the Net Lessee and an increase in dividend income for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005.

Total expenses increased for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005. Such increase was the net result of an increase in interest on the mortgage, depreciation of building improvements and amortization of leasing commissions, and a decrease in amortization of mortgage refinancing costs and miscellaneous expense for the three-month period ended March 31, 2006, as compared with the three-month period ended March 31, 2005.

Liquidity and Capital Resources

Registrant's liquidity has increased at March 31, 2006, as compared with March 31, 2005 as the result of additional draws on the Prudential mortgage. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at March 31, 2006. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments are due under the First Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity. Therefore, repayment of the First Mortgage will depend on Registrant's ability to arrange a refinancing. If the Property continues to generate an annual net profit in future years comparable to that in past years, and if current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First Mortgage balance at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the members in the Net Lessee and/or external financing.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2005.

Security Ownership

The Members in Registrant do not hold any participations in their individual capacities.

As of March 31, 2006, certain of the Members in Registrant held participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $88,333 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person(s) who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, the end of the period covered by this report, have concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to them by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following pending litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Net Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the net lease to the operating Net Lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and additional costs are expected to be incurred. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Net Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court for further consideration of the issues raised by Wien & Malkin's appeal.

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

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and is a 5% member in Net Lessee, brought litigation against Net Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed this dismissal, the claim has now been withdrawn and is no longer pending.

At the Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. Helmsley-Spear filed objections, and on September 10, 2002 the court confirmed such votes and ruled that Helmsley-Spear had been discharged. Helmsley-Spear's subsequent appeals since 2002 have been denied, and the proponents believe the time has expired for further Helmsley-Spear appeal, so that the court's confirmation of the May 20, 2002 vote to replace Helmsley-Spear may now be considered final. Helmsley-Spear has indicated it believes it has further appeal rights but has not to date filed any further appeal. Since November 20, 2002, Helmsley-Spear is not the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc.

In accord with the Net Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $290,179 from inception through March 31, 2006 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP).

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

Date: June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: June 12, 2006

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

Date: June 12, 2006

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

Date: June 12, 2006

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
13(a)

Letter to Participants dated May 25, 2006 and supplementary financial reports for the fiscal year ended December 31, 2005. The foregoing material shall not be deemed "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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

Date: June 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By:_____________________________________

Mark Labell, Attorney-in-Fact*

Date: June 12, 2006

________________________________

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

Date: June 12, 2006

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

Date: June 12, 2006

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

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C.78m or 78o(d)); and

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 12, 2006

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