Form 10-Q
period 2006-06-30
250 WEST 57TH ST ASSOCIATES
filed 2006-10-16
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months For the Six Months

Ended June 30, Ended June 30,

2006 2005 2006 2005

Revenues:

Basic rent, from a related party (Note B)	$413,412	$283,652	$826,825	$535,032
Advance of primary overage rent from a related party (Note B)	188,000	188,000	376,000	376,000
Dividend and interest income	62,907	17,071	134,171	23,547
Total revenues	664,319	488,723	1,336,996	934,579

Expenses:

Interest on mortgages	417,140	276,549	823,552	517,707
Supervisory services, to a related party (Note C)	15,000	15,000	30,000	30,000
Depreciation of building improvements	162,205	107,832	307,436	208,144
Amortization of leasing commissions	36,301	58,176	69,806	73,321
Amortization of mortgage refinancing costs	25,782	40,809	47,504	81,618
Fees	0	3,750	0	3,750
Miscellaneous	309	0	809	595
Total expenses	656,737	502,116	1,279,107	915,135
Net Income (Loss)	$7,582	$(13,393)	$57,889	$19,444
Earnings (Loss) per $5,000 Participation unit, based on 720 participation units outstanding during each period	$10.53	($18.60)	$ 80.40	$ 27.13

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 10.53	$ 0	$ 80.40	$ 27.13
Return of Capital	239.47	250.00	419.60	472.87
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2006 and 2005, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Real estate: Property situated at 250-264 West 57th Street, New York, New York: Land	$ 2,117,435	$ 2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	26,775,201	21,519,971
Less: accumulated depreciation	2,189,940	1,882,504
	24,585,261	19,637,467
Total real estate	26,702,696	21,754,902
Cash and cash equivalents	2,999,994	7,799,438
Receivable from participants re: NYS estimated tax	14,670	0
Leasing commissions Less: accumulated amortization	1,367,838 214,555 1,153,283	980,314 144,749 835,565

Mortgage refinancing costs	1,283,080	868,857
Less: accumulated amortization	116,791	69,287
	1,166,289	799,570

Total assets	$32,036,932	$31,189,475

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	June 30, 2006	December 31, 2005
Liabilities:
Mortgages payable (Note B)	$32,600,000	$30,500,000
Accrued building improvement costs	955,267	1,091,468
Due to net lessee, a related party	1,312,308	2,137,266
Accrued interest and other expenses	144,255	133,528

Total liabilities	35,011,830	33,862,262
Members' deficiency	(2,974,898)	(2,672,787)
Total liabilities and members' deficiency	$32,036,932	$31,189,475

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Six Months Ended June 30, 2006	For the Year Ended December 31, 2005
Members' deficiency:
January 1, 2006 January 1, 2005	$(2,672,787)	$(1,981,328)
Add, net income:
January 1, 2006 through June 30, 2006	57,889	0
January 1, 2005 through December 31, 2005	0	1,633,312
	(2,614,898)	(348,016)
Less distributions:
Distributions January 1, 2006 through June 30, 2006	360,000	0
Distributions January 1, 2005 through December 31, 2005	0	720,000
Distribution, November 30, 2005	0	1,604,771
	360,000	2,324,771
Members' deficiency:
June 30, 2006 December 31, 2005	$(2,974,898)	$(2,672,787)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2006 2005

Cash flows from operating activities: Net income	$ 57,889	$ 19,534
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	307,436	208,144
Amortization of leasing commissions	69,806	73,231
Amortization of mortgage refinancing costs	47,504	81,618
Changes in operating assets and liabilities:
Change in leasing commissions	(387,524)	(240,177)
Change in accounts receivable	0	1,440,761
Change in accounts payable and accrued expenses	0	(850,016)
Change in accrued interest and other expenses	10,727	26,260
Net cash provided by operating activities	105,838	759,355

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(6,611,315)	(2,557,074)
Change in receivable from participants	(14,670)	(16,343)
Net cash used in investing activities	(6,625,985)	(2,573,417)

Cash flows from financing activities:
Proceeds from mortgages payable	2,100,000	3,800,000
Payments for refinancing costs	(414,223)	(171)
Advances from net lessee and others for building improvements	394,926	(1,645,442)
Cash distributions	(360,000)	(360,000)
Net cash provided by financing activities	1,720,703	1,794,387

Net decrease in cash and cash equivalents	(4,799,444)	(19,675)
Cash and cash equivalents, Beginning of period	7,799,438	2,091,917
Cash and cash equivalents, end of period	$2,999,994	$2,072,242

Cash paid for: Interest	$812,825	$491,447

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Six Months

Ended June 30,

2006 2005

Supplemental disclosure of

noncash investing and financing activities:

Building improvements purchased through

financing agreement with lessee and others $ 1,356,085 $ -

======== =======

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006 and 2005, and its cash flows for the six months ended June 30, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLP for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2005, Net Lessee reported net operating profit of $4,319,162 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000, together with Secondary Overage Rent of $1,729,364 for the fiscal year ended September 30, 2005. The Secondary Overage Rent of $1,729,364 represents 50% of the excess of the net operating profit of $4,319,162 over $752,000, less $54,215 representing interest earned and retained by Registrant on funds borrowed for the improvement program described below. Secondary overage rent payable of $1,729,364 plus $54,215 of interest income was available for distribution to the Participants. After deducting an additional payment to Supervisor of $178,308 and annual New York State limited liability company filing fees of $500, the balance of $1,604,771 was distributed to the Participants on November 30, 2005.

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

On December 29, 2004, a first mortgage (the "First Mortgage") was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until August 5, 2007. On September 5, 2007, equal monthly payments are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and the remaining $10,310,000 will be drawn through 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. On April 5, 2009, monthly payments of interest and principal will be paid in 69 monthly installments. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the second mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000 and expected to take approximately five years to complete. In 2004, the Participants and the Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Registrant agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 to up to $82,300,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of June 30, 2006, the Registrant had incurred or accrued costs related to the improvement program of approximately $26,100,000 and estimated that costs upon completion will be approximately $77,300,000.

Note C Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment ("Additional Payment"). For tax purposes, such payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Supervisor receives $20,000 a year from payments of primary overage rent which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six month period ended June 30, 2006 by Registrant to either of the Members as such.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First and Second Mortgages and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note C to the condensed financial statements. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market which is diffcult to forecast.

Registrant does not pay dividends. During the six month period ended June 30, 2006, Registrant made regular monthly distributions for a return of capital of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease.

On November 30, 2005, Registrant made an additional distribution of $2,228.85 for each $5,000 Participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes B and C to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005. Such increase was the net result of an increase in Basic Rent received from the Net Lessee and a net increase in interest and dividend income for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005.

Total expenses increased for the six-month period ended June 30, 2006, as compared to the six-month period ended June 30, 2005. Such increase was the net result of increases in interest on mortgages payable arising primarily from the Second Mortgage obtained on May 25, 2006, depreciation of building improvements and miscellaneous expense, and decreases in amortization of leasing commissions, amortization of mortgage refinancing costs and fees for the six-month period ended June 30, 2006, as compared with the six-month period ended June 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has increased at June 30, 2006, as compared with June 30, 2005 as the result of draws on the Second Mortgage obtained on May 25, 2006. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at June 30, 2006, and from proceeds of $2,100,000 drawn at the closing of the $12,410,000 Second Mortgage. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments are due under the First Mortgage commencing September 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commence April 5, 2009. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. If the Property continues to generate an annual net profit in future years comparable to that in past years, and if current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First and Second Mortgage balances at maturity.

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

As of June 30, 2006, certain of the Members in Registrant held Participations as follows:

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

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant is the subject of the following material pending litigation:

Wien & Malkin LLP and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. concerning the management, leasing, and supervision of the property that is subject to the net lease to the operating Net Lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Net Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin LLP and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

On October 14, 2004, the Appellate Division issued a unanimous decision reversing the Arbitrators and deciding (i) that there was a covert assignment without Net Lessee's knowledge or consent and (ii) that the corporation controlled by Irving Schneider and now named "Helmsley-Spear," which has represented itself to be Net Lessee's managing agent since September 1997, in fact never received a valid assignment to become Net Lessee's managing agent. Net Lessee's previously authorized managing agent, the original corporation named "Helmsley-Spear," was owned by Harry B. Helmsley and is no longer active. On February 21, 2006, the Court of Appeals reversed the decision of the Appellate Division and reinstated the decision of the Arbitrators, including items (i), (ii) and (iii) of the preceding paragraph. On July 21, 2006, Wien & Malkin filed a certiorari petition seeking review by the U.S. Supreme Court, which it later withdrew as part of an August 29, 2006 settlement agreement terminating claims broadly by exchange of general releases between Helmsley-Spear, Irving Schneider, and their related parties, on one hand, and Leona M. Helmsley, Peter L. Malkin, Wien & Malkin, various property owners supervised by Wien & Malkin, and their related parties, on the other.

In January 1998, Irving Schneider, who is one of the controlling principals of Helmsley-Spear and, until May 1, 2006 when his interest was purchased by another member in the net lessee, was a 5% member in Net Lessee, brought litigation against Net Lessee's supervisor, Wien & Malkin, and member, Peter L. Malkin, claiming misconduct and seeking damages and disqualification from performing services for the Net Lessee. In March 2002, the court dismissed Mr. Schneider's claims. Although Mr. Schneider thereafter appealed the dismissal, the claim was withdrawn prior to 2006 and is no longer pending.

At the Net Lessee's May 20, 2002 special meeting, a vote of the investors was conducted on proposals for the removal without cause of Helmsley-Spear as managing and leasing agent and its replacement by a designated independent firm, including payment by the Net Lessee of the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program. On May 21, 2002, the proponents of the proposals, Peter L. Malkin and Wien & Malkin, filed a court application to determine and confirm all investors' votes for removal without cause and replacement and to set the final date for Helmsley-Spear's termination. The court confirmed such votes and ruled that Helmsley-Spear had been discharged and since November 20, 2002, Helmsley-Spear has not been the managing and leasing agent and has been replaced by Cushman & Wakefield, Inc. Under the August 29, 2006 settlement agreement, Helmsley-Spear withdrew any challenge to its replacement as Net Lessee's managing and leasing agent.

In accordance with the Net Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $290,179 from inception through June 30, 2006 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLP).

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

Date: October 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 16, 2006

______________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

EXHIBIT INDEX

Number	Document	Page*
3 (a)

Attached hereto as Exhibit 3(c) is Registrant's Consent and Operating Agreement dated as of November 30, 2001 as a Limited Liability Company which incorporates by reference the Registrant's prior Joint Venture Agreement, dated May 25,1953 which was filed as Exhibit No. 1 to Registrant's Registration Statement on Form S-1 (the "Registration Statement") and is itself incorporated by reference as an exhibit hereto.

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

*Page references are based on sequential numbering system.

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

Date: October 16, 2006

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

Date: October 16, 2006

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLP, Supervisor of 250 West 57th St. Associates L.L.C.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as a member of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLP, the supervisor* of 250 West 57th St. Associates L.L.C. ("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 16, 2006

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