Form 10-Q
period 2006-09-30
250 WEST 57TH ST ASSOCIATES
filed 2007-01-26
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Ended September 30, Ended September 30,

2006 2005 2006 2005

Revenues:

Basic rent, from a related party (Note B)	$456,322	$339,710	$1,283,147	$874,743
Advance of primary overage rent from a related party (Note B)	188,000	188,000	564,000	564,000
Secondary overage rent from a related Party (Note B)	1,701,242	1,729,364	1,701,242	1,729,364
Total	2,345,564	2,257,074	3,548,389	3,168,107
Dividend and interest income	14,669	27,716	148,841	51,263
Total revenues	2,360,233	2,284,790	3,697,230	3,219,370

Expenses:

Interest on mortgages	438,595	338,151	1,262,147	855,858
Supervisory services , to a related party (Note E)	15,000	15,000	45,000	45,000
Additional payment to supervisor, a related party (Note E)	189,810	178,308	189,810	178,308
Depreciation of building improvements	171,502	114,827	478,938	322,971
Amortization of leasing commissions	36,850	23,184	106,657	96,415
Amortization of mortgage refinancing costs	33,890	65,661	81,394	147,279
Fees to a related party (Note F)	110,000	1,800	110,000	5,550
Miscellaneous	0	5,020	809	5,615
Total expenses	995,647	741,951	2,274,755	1,656,996
Net Income	$1,364,586	$1,542,839	$1,422,475	$1,562,374
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	$ 1,895.26	$ 2,142.83	$ 1,975.66	$ 2,169.96

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of capital	-0-	-0-	-0-	-0-
Total distributions	$ 250.00	$ 250.00	$ 750.00	$ 750.00

At September 30, 2006 and 2005, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Real estate: Property situated at 250-264 West 57th Street, New York, New York: Land	$ 2,117,435	$ 2,117,435
Building	4,940,682	4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	28,706,038	21,519,971
Less: accumulated depreciation	2,361,442	1,882,504
	26,344,596	19,637,467
Total real estate	28,462,031	21,754,902
Cash and cash equivalents	667,350	7,799,438
Advances to net lessee for building improvements	1,194,544	0
Receivable from participants re: NYS estimated tax	20,040	0
Rent receivable from net lessee, a related party	1,701,242	0
Leasing commissions Less: accumulated amortization	1,367,838 251,405 1,116,433	980,314 144,749 835,565

Mortgage refinancing costs	1,282,593	868,857
Less: accumulated amortization	150,681	69,287
	1,131,912	799,570

Total assets	$34,293,552	$31,189,475

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	September 30, 2006	December 31, 2005
Liabilities:
Mortgages payable (Note B)	$32,600,000	$30,500,000
Accrued building improvement costs	3,149,800	1,091,468
Accrued additional payment to supervisor, a related party	189,810	-
Payable to net lessee, a related party	-	2,137,266
Accrued interest and other expenses	144,254	133,528

Total liabilities	36,083,864	33,862,262
Members' deficiency	(1,790,312)	(2,672,787)
Total liabilities and members' deficiency	$34,293,552	$31,189,475

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Nine Months Ended September 30, 2006	For the Year Ended December 31, 2005
Members' deficiency:
January 1, 2006 January 1, 2005	$(2,672,787)	$(1,981,328)
Add, net income:
January 1, 2006 through September 30, 2006	1,422,475	0
January 1, 2005 through December 31, 2005	0	1,633,312
	(1,250,312)	(348,016)
Less distributions:
Distributions January 1, 2006 through September 30, 2006	540,000	0
Distributions January 1, 2005 through December 31, 2005	0	720,000
Distribution, November 30, 2005	0	1,604,771
	540,000	2,324,771
Members' deficiency:
September 30, 2006 December 31, 2005	$(1,790,312)	$(2,672,787)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2006 2005

Cash flows from operating activities: Net income	$ 1,422,475	$ 1,562,374
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	478,938	322,971
Amortization of leasing commissions	106,657	96,415
Amortization of mortgage refinancing costs	81,394	147,279
Changes in operating assets and liabilities:
Change in leasing commissions	(387,524)	(240,177)
Change in rent receivable from net lessee	(1,701,242)	(291,352)
Change in accrued additional payment to supervisor	189,810	178,308
Change in accrued interest and other expenses	10,726	(806,952)
Net cash provided by operating activities	201,234	968,866

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(7,186,067)	(2,557,073)
Change in receivable from participants	(20,040)	(20,472)
Net cash used in investing activities	(7,206,107)	(2,577,545)

Cash flows from financing activities:
Proceeds from mortgages payable	2,100,000	6,900,000
Payments for refinancing costs	(413,736)	(275,353)
Advances to net lessee and others for building improvements	(1,273,479)	(2,457,375)
Cash distributions	(540,000)	(540,000)
Net cash provided (used in) by financing activities	(127,215)	3,627,272

Net increase (decrease) in cash and cash equivalents	(7,132,088)	2,018,593
Cash and cash equivalents, Beginning of period	7,799,438	2,091,917
Cash and cash equivalents, end of period	$667,350	$4,110,510

Cash paid for: Interest	$1,251,421	$812,794

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. Information included in the condensed balance sheet as of December 31, 2005 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2005 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Note C Lease

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee") under a long-term net operating lease (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, the Agents hold senior positions at Wien & Malkin LLC ("Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee. See Notes E and F below.

Under the Net Lease, effective May 1, 1975, between Registrant and the Net Lessee, basic rent was equal to mortgage principal and interest payments plus $28,000 payable to Supervisor for supervisory and other services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the basic rent will be equal to the sum of $28,000 plus installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable. Basic rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the first mortgage ("First Mortgage") on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter).See Note D. Basic rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

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

For the lease year ended September 30, 2006, Net Lessee reported net operating profit of $4,549,198 after deduction of Basic Rent. As a result, Nnet Lessee paid Primary Overage Rent of $752,000 prior to September 30, 2006 and Secondary Overage Rent of $1,701,242 subsequent to September 30, 2006. The Secondary Overage Rent of $1,701,242 represents 50% of the excess of the net operating profit of $4,549,198 over $752,000, less $197,355 representing interest earned and retained by Registrant on funds borrowed for the improvement program described below. Secondary overage rent payable by the Net Lessee of $1,701,242 plus $197,355 of interest income was available for distribution to the Participants and, after deducting an additional payment to Supervisor of $189,810 and annual New York State limited liability company filing fees of $500, the balance of $1,708,287 was distributed to the Participants on November 30, 2006.

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

Note D Mortgages

On December 29, 2004, the First Mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. On February 5, 2007, equal monthly payments of $184,213 are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,965,931. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing. No additional amounts had been drawn as of September 30, 2006. The remaining $10,310,000 will be drawn through April 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, 69 constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $11,014,660. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the second mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Registrant agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 to up to $82,300,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of September 30, 2006, the Registrant had incurred or accrued costs related to the improvement program of approximately $28,050,000 and estimated that costs upon completion will be approximately $77,300,000.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. Supervisor receives as compensation an annual fee of $40,000, payable in equal monthly installments ("Basic Payment"). Supervisor also receives 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment ("Additional Payment"). For tax purposes, such payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Supervisor receives $20,000 a year from payments of primary overage rent which Registrant expenses each month. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent. For the nine months ended September 30, 2006 and 2005, Registrant incurred further charges for the Additional Payments of $189,810 and $178,308 respectively.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine month period ended September 30, 2006 by Registrant to either of the Members as such.

Reference is made to Note C above for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests, if any, of each Member in Registrant and in Net Lessee arise solely from ownership of Participations in Registrant and membership interests or Participations in Net Lessee. The Members receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Net Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Net Lessee) and may, by reason of their positions at Supervisor, receive income attributable to supervisory or other remuneration paid to Supervisor for services rendered to Registrant and Net Lessee.

Note F Fees

During the nine months ended September 30, 2006, fees totaling $110,000 (computed on an hourly basis) were paid to the firm of Wien & Malkin LLC, a related party for special services relating to the Second Mortgage.

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

Financial Condition and Results of Operations

Registrant was organized for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent, the charges on the First and Second Mortgages and amounts for supervisory services, and then to distribute the balance of such Basic Rent to holders of Participations. See Note E to the condensed financial statements. Pursuant to the Net Lease, Net Lessee has assumed sole responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market which is diffcult to forecast.

Registrant does not pay dividends. During the nine month period ended September 30, 2006, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease.

On November 30, 2006, Registrant made an additional distribution of $2,372.62 for each $5,000 Participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor and annual New York State Limited Liability Company filing fees. See Notes D and E to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005. Such increase was the result of an increase in Basic Rent received from the Net Lessee, a decrease in Secondary Overage Rent from the Net Lessee accrued as of September 30, 2006 and an increase in interest and dividend income for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005.

Total expenses increased for the nine-month period ended September 30, 2006, as compared to the nine-month period ended September 30, 2005. Such increase was the net result of increases in interest on mortgages payable arising primarily from the Second Mortgage obtained on May 25, 2006, depreciation of building improvements, the additional payment to supervisor and fees for special services , and a decrease in amortization of mortgage refinancing costs for the nine-month period ended September 30, 2006, as compared with the nine-month period ended September 30, 2005.

Liquidity and Capital Resources

Registrant's liquidity has decreased at September 30, 2006, as compared with September 30, 2005 as the result of payments being made on the improvement program. However, Registrant has remaining draws available of $10,310,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at September 30, 2006, and from proceeds of $2,100,000 drawn at the closing of the $12,410,000 Second Mortgage. Registrant may from time to time set aside cash for the payment of contingent liabilities.

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

As of September 30, 2006, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $90,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $8,333 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin LLC and Peter L. Malkin, a member in Registrant, have been engaged in a proceeding with Helmsley-Spear, Inc. concerning the management, leasing, and supervision of the property that is subject to the net lease to the operating Net Lessee. In this connection, certain legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

The original action was commenced in June 1997 and was referred to arbitration. The March 30, 2001 decision of the Arbitrators, which was confirmed by the court, (i) reaffirmed the right of the investors in the Net Lessee to vote to terminate Helmsley-Spear, Inc. without cause, (ii) dismissed Helmsley-Spear, Inc.'s claims against Wien & Malkin LLC and Peter L. Malkin, and (iii) rejected the termination of Helmsley-Spear, Inc. for cause. The parts of the decision under appeal were initially affirmed by the Appellate Division, and the New York Court of Appeals declined to review such ruling. On October 6, 2003, the United States Supreme Court granted Wien & Malkin's petition, vacated the judgment of the Appellate Division and remanded the case to the New York court.

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

In accordance with the Net Lessee's approval, the expenses for the preparation of the solicitation statement, the solicitation of votes, and the implementation of the new program are being paid by the Net Lessee. Such payments have totaled $290,179 from inception through September 30, 2006 (including fees of $75,000 plus disbursements of $11,077 to Wien & Malkin LLC).

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

Date: January 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 26 , 2007

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

Date: January 26 , 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance of Wien & Malkin LLC, Supervisor of 250 West 57th St. Associates L.L.C.

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

Date: January 26, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Member of Financial/Accounting Staff of Wien & Malkin LLC, Supervisor of 250 West 57th St. Associates L.L.C.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of 250 West 57th St. Associates L.L.C. ("Registrant") to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26, 2007

By /s/ Mark Labell

Mark Labell

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a Senior Vice President, Finance of Registrant's supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the supervisor* of 250 West 57th St. Associates L.L.C. ("Registrant"), to certify that:

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 26 , 2007

By /s/ Mark Labell

Mark Labell