Form 10-K
period 2006-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2007-06-06
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2028. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee. In addition, both of the Agents hold senior positions at Wien & Malkin LLC (the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Net Lessee. See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

As of December 31, 2006, the Building was approximately 91% occupied by approximately 214 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

(b) Net Lease

Under the Net Lease, effective May 1, 1975, between Registrant and Net Lessee, basic rent ("Basic Rent") was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin LLC for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on the first mortgage ("First Mortgage"). Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage.

Net Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.

For the lease year ended September 30, 2006, Net Lessee reported net operating profit of $4,549,198 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000 prior to September 30, 2006 and secondary overage rent ("Secondary Overage Rent") of $1,701,242 subsequent to September 30, 2006. The Secondary Overage Rent of $1,701,242 represents 50% of the excess of the net operating profit of $4,549,198 over $752,000, less $197,355 representing interest earned and retained by Registrant on funds borrowed for the improvement program. Secondary Overage Rent payable by the Net Lessee of $1,701,242 plus $197,355 of interest income was available for distribution to the Participants. After deducting an additional payment to Supervisor of $189,810 and annual New York State limited liability company filing fees of $500, the balance of $1,708,287 was distributed to the Participants on November 30, 2006.

Secondary Overage Rent income is recognized when earned from Net Lessee, at the close of the lease year ending September 30. Such income is not determinable until Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the Net Lessee's operation of the Property. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Accordingly, all Secondary Overage Rent income and related additional payment to Supervisor can only be determined after the receipt of such report. The Net Lease does not provide for the Net Lessee to render interim reports to Registrant, so that no income is reflected for the period between the end of the lease year and the end of Registrant's fiscal year. See Note 4 of Notes to Financial Statements filed under Item 8 hereof (the "Notes") regarding Secondary Overage Rent payments by Net Lessee for the fiscal years ended December 31, 2006, 2005 and 2004.

The Net Lessee has exercised its option to renew the Net Lease for a period of 25 years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the Net Lease for three additional 25-year renewal terms on or before the expiration of the then applicable renewal term.

(c) Mortgage Loan Refinancings

On December 29, 2004, the First Mortgage was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. On February 5, 2007 equal monthly payments of $184,213 are required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,965,931. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There will be no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $1,500,000 had been drawn as of December 31, 2006. The remaining $8,810,000 will be drawn through April 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, 69 constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $11,037,345. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Registrant agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 to up to $82,300,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of December 31, 2006, the Registrant had incurred or accrued costs related to the improvement program of approximately $30,088,580 and estimated that costs upon completion will be approximately $77,300,000.

(d) Competition

The average annual base rental rate payable to Net Lessee for leases being done at this time is $31.85 per square foot (exclusive of electricity charges and escalation).

Current asking rents for the building range from $36 to $49 per square foot.

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

Item 2. Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the Fisk Building, and the land thereunder. Registrant's fee title to the Property is encumbered by the First and Second Mortgage which, at December 31, 2006, had unpaid principal balances of $34,100,000. For a description of the terms of the Mortgages see Note 3 of the Notes to the Financial Statements.

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

Item 3. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Net Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Net Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this 10-K. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

PART II

Item 5. Market for Registrant's Common Equity

and Related Security Holder Matters.

Registrant was a joint venture pursuant to an agreement entered into among various individuals dated May 1, 1954. As of November 30, 2001, Registrant is a limited liability company.

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member interests of the Members in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent. The Participations represent each Participant's fractional share in a Member's undivided interest in Registrant and are divided approximately equally among the members. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

    The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 32 transfers of Participations during 2006. In three instances, the indicated purchase price was equal to 5.14 times the face amount of the Participation transferred, i.e., $64,285 for a $12,500 Participation. In one instance, the indicated purchase price was equal to 4.55 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

    A tender offer for Participations was commenced by an unrelated third party in February 2007 expiring April 6, 2007, and a matching tender offer was commenced by Wien & Malkin 250 West 57th St. Acquisition L.L.C. (an affiliate of Peter L. Malkin and Anthony E. Malkin) in March 2007 expiring April 10, 2007, in each case at a price of $20,000 for an original $5,000 Participation. At the date of this filing, no purchase thereunder has been effected, although reportedly some Participation(s) aggregating less than $10,000 of original investment have been tendered.

    (b) As of December 31, 2006, there were 609 holders of Participations of record.

    (c) Registrant does not pay dividends. During the years ended December 31, 2006 and 2005, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2006 and November 30, 2005, Registrant made additional distributions for each $5,000 Participation of $2,373 and $2,229, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the additional payment and certain fees to Supervisor. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease. See Item 7 hereof.

    [SELECTED FINANCIAL DATA]

    Item 6.

    250 WEST 57th ST. ASSOCIATES L.L.C.

    (A Limited Liability Company)

    SELECTED FINANCIAL DATA

    (Unaudited)

    The following table presents selected financial data for Associates for each of the five years in the period ended December 31, 2006. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by Associates. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

    Year ended December 31,

    2006 2005 2004 2003 2002

Basic minimum annual rent income	$1,736,405	$ 1,266,162	$ 828,250	$ 788,022	$ 629,656
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	1,701,242	1,729,364	1,353,749	2,330,161	1,152,633
Total revenues	$4,189,647	$ 3,747,526	$2,933,999	$3,870,183	$2,534,289
Net income	$1,355,014	$ 1,633,312	$1,464,767	$2,501,788	$ 1,496,439
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$ 1,882	$ 2,268	$ 2,034	$ 3,475	$ 2,078
Total assets	$33,895,059	$31,189,475	$22,324,243	$16,698,804	$12,183,062
Long-term obligations	$34,100,000	$30,500,000	$18,500,000	$15,500,000	$12,000,000
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$1,882	$2,268	$2,034	$ 3,475	$2,078
Return of capital	1,491	961	663	441	506
Total distributions	$3,373	$3,229	$2,697	$ 3,916	$2,584

  Item 6a.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  The following table presents Associates unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of Associates included in this Annual Report on Form 10-K.

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Statement of Income Data:
Basic minimum annual rent income	$413,412	$413,412	$456,322	$453,259
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,701,242	-
Dividend and interest income	71,264	62,907	14,669	7,457
Total revenues	672,676	664,319	2,360,233	648,716

Interest expense on mortgages	406,412	417,140	438,595	446,258
Supervisory services	15,000	15,000	204,810	15,000
Fees for special services and miscellaneous	500	309	110,000	27
Amortization of leasing commissions	33,505	36,301	36,850	42,852
Amortization of mortgage refinancing costs	21,721	25,782	33,890	33,891
Depreciation of building improvements	145,231	162,205	171,502	178,149

Total expenses	622,369	656,737	995,647	716,177

Net income (loss)	$50,307	$7,582	$1,364,586	$ (67,461)
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$ 70	$ 11	$ 1,895	$ (94)

  Item 6a.

  250 WEST 57th ST. ASSOCIATES L.L.C.

  (A Limited Liability Company)

  QUARTERLY RESULTS OF OPERATIONS

  (Unaudited)

  Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Statement of Income Data:
Basic minimum annual rent income	$251,380	$283,652	$339,710	$391,420
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,729,364	-
Dividend and interest income	6,476	17,071	27,716	48,745
Total revenues	445,856	488,723	2,284,790	628,165

Interest expense on mortgages	241,158	276,549	338,151	379,200
Supervisory services	15,000	15,000	193,308	15,000
Fees for special services and miscellaneous	595	3,750	6,820	-
Amortization of leasing commissions	15,054	58,177	23,184	24,526
Amortization of mortgage refinancing costs	40,809	40,809	65,661	16,484
Depreciation of building improvements	100,312	107,832	114,827	122,016
Total expenses	412,928	502,117	741,951	557,226

Net income (loss)	$32,928	$(13,394)	$1,542,839	$ 70,939
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$ 46	$ (19)	$ 2,143	$ 98

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

  SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

  The Securities and Exchange Commission ("SEC") issued disclosure guidance for "Critical Accounting Policies." The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

  Registrant's discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005 and 2004. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

  Valuation of Long-Lived Assets: Registrant periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method determined by Registrant's management. While Registrant believes its discounted cash flow methods are reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

  Revenue Recognition: Basic rent, as defined in the net lease, is equal to the current mortgage requirements for interest and amortization plus a fixed amount. Registrant records basic rental income as earned on a monthly basis. Primary Overage Rent represents the lesser of a base amount or the net profits of the Net Lessee as defined and is recorded ratably over the twelve month period. Secondary Overage Rent is based on the net profits of the Net Lessee, as defined, and is recorded by Registrant when such amounts become determinable.

  Financial Condition and Results of Operations

  Registrant was organized solely for the purpose of owning the Property described in Item 2 hereof subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent under the Net Lease, the charges on the Mortgage and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the additional payment to Supervisor and then to distribute the balance of such Overage Rent to the Participants. Pursuant to the Net Lease, Net Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

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

  The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

  (a) Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase in 2006 was the net result of a decrease in Secondary Overage Rent received by Registrant, an increase in Basic Rent and an increase in dividend income. Total revenues increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. Such increase in 2005 was the net result of an increase in Secondary Overage Rent received by Registrant, an increase in Basic Rent, an increase in dividend income and a decrease in interest income. See Note 4 of the Notes to the Financial Statements.

  Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase was the net result of increases in mortgage interest expense, supervisory service expense, amortization of leasing commissions, depreciation expense and fees and decreases in amortization of mortgage refinancing costs and miscellaneous expense. See Notes 3, 5 and 6 of the Notes to the Financial Statements. Total expenses increased for the year ended December 31, 2005 as compared with the year ended December 31, 2004. The increase was the net result of increases in mortgage interest expense, supervisory service expense, amortization of mortgage refinancing costs and leasing commissions, depreciation expense and miscellaneous expense and a decrease in fees.

Liquidity and Capital Resources

Registrant's liquidity decreased at December 31, 2006 as compared to December 31, 2005 as a result of payments made under the improvement program. However, Registrant has remaining draws available of $8,810,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at December 31, 2006, and from proceeds of the Second Mortgage of $3,600,000. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments are due under the First Mortgage commencing February 5, 2007, calculated on a 25 year amortization schedule. The First mortgage matures on December 5, 2014 and Registrant does not maintain any reserve to cover the payment of such Mortgage indebtedness at maturity. Therefore, repayment of the First Mortgage will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First Mortgage balance at maturity.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 are included in this annual report immediately following Exhibit 32.2.

Item 9. Disagreements on Accounting and Financial Disclosure.

Not applicable.

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006 the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were adequate and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2006 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an agent
Peter L. Malkin	73	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman Wien & Malkin LLC	1982
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and President of W&M Properties, L.L.C.	1998

As stated in Item 1 hereof, the two members who are acting as Agents for Participants hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Net Lessee and certain of their respective affiliates.

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

Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. No remuneration was paid during the fiscal year ended December 31, 2006 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"); and (ii) an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate of 15% per annum on their remaining cash investment. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions

.

At December 31, 2006, the Participants' remaining cash investment was $3,600,000. Of the Basic Payment, $28,000 is payable from Basic Rent and $12,000 is payable from Primary Overage Rent received by Registrant. See Item 1 hereof. Pursuant to such fee arrangements, Registrant paid Supervisor $249,810 during the fiscal year ended December 31, 2006. See Item 1. The supervisory services provided to Registrant by Supervisor include, but are not limited to, providing or coordinating counsel services to Registrant, maintaining all of its entity and Participant records, performing physical inspections of the Building, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, and active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent certified public accountant, and distribution of such materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the Securities and Exchange Commission and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2006, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2006 the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

At such date, certain of the Agents held additional Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $8,333 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $98,611 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as co-trustee an aggregate of $17,500 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Item 1 hereof, each member acts as agent for his respective group of Participants. As a consequence of both Agents holding senior positions at Supervisor (which supervises Registrant and Net Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the members act as agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on Participants' behalf. Such transactions, among others, include modifications and extensions of the Net Lease or the Mortgage Loans, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

Reference is made to Items 1 and 2 hereof for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interest, if any, of the members in Registrant and in Net Lessee arises solely from ownership of Participations in Registrant and member interests or participations in Net Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Net Lessee. However, all the Members hold senior positions at Supervisor and, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the members in any remuneration paid or given by Registrant to Supervisor arises solely from such member's interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b) Reference is made to Paragraph (a) above.

(c) Not applicable.

    Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Registrant and Wien & Malkin LLC, the Supervisor of Registrant, to J.H. Cohn LLP for professional services for the years ended December 31, 2006 and December 31, 2005 were as follows:

Fee Category	2006	2005
Audit Fees	$40,900	$33,500
Audit-Related Fees	4,200	2,500
Tax Fees	6,000	6,000
All other Fees	-	-
	$51,100	$32,300

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2006 and 2005, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor can provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements:

(2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant required in this annual report are listed in the index to those financial statements and financial statement schedule included immediately following Exhibit 32.2.

(3) Exhibits: See Exhibit Index.

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

Date: June 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: June 6, 2007

________________________

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

* Page references are based on a sequential numbering system.

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

Date: June 6, 2007

By /s/ Mark Labell

Name: Mark Labell

Title: Senior Vice President, Finance Wien & Malkin LLC, Supervisor of 250 West 57th St. Associates L.L.C.

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

Date: June 6, 2007

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 6, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice President, Finance

Wien & Malkin LLC, Supervisor

*Registrant's organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC. Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant's supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of 250 West 57th St. Associates L.L.C. ("Registrant"), to certify that:

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 6, 2007

By /s/ Mark Labell

Mark Labell

Senior Vice president, Finance

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

250WEST 57TH STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Statements of Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2006

All other schedules are omitted as the information is not required, is not material or is otherwise provided

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the "Associates") as of December 31, 2006 and 2005, and the related statements of income, members' deficiency and cash flows for each of the three years in the period ended December 31, 2006, and the supporting financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2006 and 2005, and its results of operations and cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule, when considered in relation to the basic financial statements, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. Cohn LLP

New York, N. Y.

March 21, 2007

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

ASSETS

December 31,

2006 2005

Real Estate at 250-264 West 57th Street, New York, N.Y. :
Buildings	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682
	0	0

Building improvements	30,776,580	21,519,971
Less: Accumulated depreciation	2,539,591	1,882,504
	28,236,989	19,637,467
Land	2,117,435	2,117,435
TOTAL REAL ESTATE	30,354,424	21,754,902

Cash and cash equivalents:
Cash in banks	83,174	184,109
Cash in distribution account held by Wien & Malkin LLC	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	1,133,286	7,555,329
TOTAL CASH and CASH EQUIVALENTS	1,276,460	7,799,438

Leasing commissions, less accumulated amortization
of $ 294,257 in 2006 and $144,749 in 2005	1,166,153	835,565

Mortgage refinancing costs, less accumulated amortization
of $184,571 and $69,287 in 2005	1,098,022	799,570

TOTAL ASSETS	$33,895,059	$31,189,475
LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable	$34,100,000	$30,500,000
Accrued interest	151,918	133,528
Building improvement costs payable	3,067,522	1,091,468
Payable to net lessee	321,679	2,137,266
TOTAL LIABILITIES	37,641,119	33,862,262
Commitments and contingencies
Members' deficiency	(3,746,060)	(2,672,787)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$33,895,059	$31,189,475

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31

2006	2005	2004

Revenues:

Rent income, from a related party	$4,189,647	$3,747,526	$2,933,999
Interest and dividend income	156,297	100,008	19,647

TOTAL REVENUES	4,345,944	3,847,534	2,953,646

Expenses:

Interest expense on mortgages	1,708,405	1,235,058	802,685
Supervisory services, to a related party	249,810	238,308	195,729
Fees for special services, including fees to a related party	110,000	6,130	57,853
Amortization of leasing commissions	149,508	120,941	23,807
Amortization of mortgage refinancing costs	115,284	163,763	102,749
Depreciation of building improvements	657,087	444,987	306,056
Miscellaneous	836	5,035	-
TOTAL EXPENSES	2,990,930	2,214,222	1,488,879

NET INCOME	$1,355,014	$1,633,312	$1,464,767

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$1,882	$2,268	$ 2,034

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2004	for year	Distributions	2004

Year ended December 31, 2004:

Anthony E. Malkin Joint Venture #1	$(150,454)	$146,476	$194,156	$ (198,134)

Anthony E. Malkin Joint Venture #2	(150,454)	146,476	194,156	(198,134)

Anthony E. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Anthony E. Malkin Joint Venture #4	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #1	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #2	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #3	(150,453)	146,477	194,156	(198,132)

Peter L. Malkin Joint Venture #4	(150,454)	146,477	194,156	(198,133)

Peter L. Malkin Joint Venture #5	(150,453)	146,477	194,157	(198,133)

Peter L. Malkin Joint Venture #6	(150,453)	146,476	194,157	(198,134)

TOTALS	$(1,504,533)	$1,464,767	$1,941,562	$(1,981,328)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2005	for year	Distributions	2005

Year ended December 31, 2005:

Anthony E. Malkin Joint Venture #1	$ (198,134)	163,331	232,477	(267,280)

Anthony E. Malkin Joint Venture #2	(198,134)	163,331	232,477	(267,280)

Anthony E. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Anthony E. Malkin Joint Venture #4	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #1	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #2	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #4	(198,133)	163,331	232,477	(267,279)

Peter L. Malkin Joint Venture #5	(198,133)	163,332	232,477	(267,278)

Peter L. Malkin Joint Venture #6	(198,134)	163,332	232,478	(267,280)

TOTALS	$(1,981,328)	1,633,312	2,324,771	$(2,672,787)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2006	for year	Distributions	2006

Year ended December 31, 2006:

Anthony E. Malkin Joint Venture #1	$ (267,280)	$135,501	$242,828	$ (374,607)

Anthony E. Malkin Joint Venture #2	(267,280)	135,501	242,828	(374,607)

Anthony E. Malkin Joint Venture #3	(267,278)	135,502	242,828	(374,604)

Anthony E. Malkin Joint Venture #4	(267,278)	135,502	242,829	(374,605)

Peter L. Malkin Joint Venture #1	(267,278)	135,502	242,829	(374,605)

Peter L. Malkin Joint Venture #2	(267,278)	135,502	242,829	(374,605)

Peter L. Malkin Joint Venture #3	(267,278)	135,501	242,829	(374,606)

Peter L. Malkin Joint Venture #4	(267,279)	135,501	242,829	(374,607)

Peter L. Malkin Joint Venture #5	(267,278)	135,501	242,829	(374,606)

Peter L. Malkin Joint Venture #6	(267,280)	135,501	242,829	(374,608)

TOTALS	$(2,672,787)	$1,355,014	$2,428,287	$(3,746,060)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

2006 2005 2004

Cash flows from operating activities:
Net income	$1,355,014	$1,633,312	$1,464,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	657,087	444,987	306,056
Amortization of leasing commissions	149,508	120,942	23,807
Amortization of mortgage refinancing costs	115,284	163,763	102,749
Changes in operating assets and liabilities:
Change in amount due from lessee	-	-	23,257
Change in leasing commissions	(480,096)	(267,440)	(712,874)
Change in accrued interest	18,390	(784,299)	852,933

Net cash provided by operating activities	1,815,187	1,311,265	2,060,695

Cash flows from investing activities:
Purchase of building improvements	(10,778,185)	(4,796,570)	(3,120,961)

Net cash used in investing activities	(10,778,185)	(4,796,570)	(3,120,961)

Cash flows from financing activities:
Proceeds from mortgage payable	3,600,000	27,500,000	3,000,000
Repayment of mortgage payable	-	(15,500,000)	-
Payments for refinancing costs	(413,736)	(264,154)	(604,703)
Advances from and other payments by (repayments to) net lessee and others for building improvement costs payable	1,682,043	(218,249)	(816,041)
Cash distributions to participants	(2,428,287)	(2,324,771)	(1,941,562)
Net cash provided by (used in) financing activities	2,440,020	9,192,826	(362,306)
Net increase (decrease) in cash and cash equivalents	(6,522,978)	5,707,521	(1,422,572)

Cash and cash equivalents, beginning of year	7,799,438	2,091,917	3,514,489

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,276,460	$7,799,438	$2,091,917

Supplemental disclosures of cash flow information: Cash paid during year for interest	$1,690,015	$1,169,341	$799,768

Supplemental disclosure of non-cash investing and financing activities: Short-term debt owed to net lessee and others incurred for the purchase of building improvements	$-0-	$-0-	$1,624,581

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

2. Summary of Significant Accounting Policies

  Cash and cash equivalents:

  Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments purchased with a maturity of three months or less when acquired.

  Real Estate and Depreciation:

Land, building and building improvements are stated at cost. Building improvements are depreciated using the straight-line method over their estimated useful life of 39 years. As of December 31, 2006, the building with a cost of $4,940,682 and building improvements with a cost of $688,000 have been fully depreciated.

In connection with the building improvements program which began in 1999 (see Note 9), costs totaling $30,088,580 have been incurred through December 31, 2006 for new building improvements which have been put into service.

The total purchase price of the land and building was $7,058,117 in 1953, of which $4,940,682 (70%) was allocated to the building and $2,117,435 (30%) was allocated to land cost. The allocation of 70% of the total cost to the building and 30% to the land was based upon the percentage of assessed valuation of the building to the total assessed valuation on the land and building at the time of acquisition.

c. Mortgage Refinancing Costs, Leasing Commissions, and Amortization:

Mortgage refinancing costs are being amortized ratably over the respective terms of the mortgages.

Leasing commissions represent reimbursements to the Net Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

2. Summary of Significant Accounting Policies (continued)

  Revenue Recognition:

  Basic rental income, as defined in a long-term lease, is equal to the sum of the current mortgage requirements for interest and amortization plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Primary overage rent represents the operating profit, as defined, of the Net Lessee for the previous lease year up to a specified maximum amount and is recorded ratably over the twelve month period. Secondary overage rent is based on the net profits of the Net Lessee in each lease year and is recorded by Associates when such amounts become determinable.

  Valuation of Long-Lived Assets:

  Associates periodically assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected cash flows method.

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

  Reclassification:

Certain prior period amounts have been reclassified to conform to the 2006 presentation.

  Mortgage Indebtedness and Building Improvements Program

On December 29, 2004 a new first mortgage (the "First Mortgage") was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. On February 5, 2007 equal monthly payments of $184,213 are required to be applied to interest and principal calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,965,931. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.

250 WEST 57TH STREET ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

3. Mortgage Indebtedness and Building Improvement Program (continued)

There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $1,500,000 had been drawn as of December 31, 2006. The remaining $8,810,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, 69 constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $11,037,345. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the second mortgage is paid in full during the last 60 days of the term.

The following is a schedule of future minimum principal payments on the First and Second Mortgages in each of the five years subsequent to December 31, 2006:

Year ending

December 31,

2007	$ 530,075
2008	601,297
2009	789,700
2010	890,150
2011	941,308
Thereafter	39,157,470
Total	$42,910,000

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt, based on the available market information or other appropriate valuation methodologies, was approximately $31,900,000 and $27,543,000 at December 31, 2006 and December 31, 2005, respectively.

250 WEST 57th St. ASSOCIATES

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Related Party Transactions - Rent Income

Associates does not operate the property. It subleases the property to the Net Lessee under an operating lease which, as modified on October 1, 1984, provided for a renewal term of 25 years from October 1, 2003 through September 30, 2028. The participants in Associates have consented to the granting of options to the Net Lessee to extend the lease for three additional 25 year renewal terms expiring in 2103. There is no change in the terms of the lease during the renewal periods. Basic annual rent income is equal to the sum of $28,000 for supervisory services plus installment payments for interest and amortization (not including any balloon payment due at maturity) on all mortgages currently payable (adjusted for the effects of any refinancings).

Net Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year ending September 30th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Net Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.

Net Lessee is also required to make annual payment to Associates of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Net Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvement program described in Note 9. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Net Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Net Lessee, at the close of the lease year ending September 30th.

Rent income was comprised as follows:

Year ended December 31,

2006 2005 2004

Basic minimum annual rent	$ 1,736,405	$ 1,266,162	$ 828,250
Primary Overage rent	752,000	752,000	752,000
Secondary Overage rent	1,701,242	1,729,364	1,353,749
Total Overage rent	2,453,242	2,481,364	2,105,749
Rent income	$4,189,647	$3,747,526	$2,933,999

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

  Related Party Transactions - Rent Income (continued)

Secondary Overage Rent represents 50% of the excess of the Net Lessee's net operating profit of $4,549,198, $4,319,162 and $3,507,582 in 2006, 2005 and 2004, respectively, over $752,000 in each year, less $197,355, $54,215 and $24,042 in 2006, 2005 and 2004, respectively, of interest earned and retained by Associates on funds borrowed for the improvement program.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Net Lessee's operations during that period.

The Net Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Net Lessee will end on the effective date of such surrender.

5. Related Party Transactions - Supervisory and Other Services

(a) Rent Income

All rent income is received by Associates from the Net Lessee, a related party.

(b) Supervisory and Other Services

Supervisory and other services are provided to Associates by Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates and Net Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without change in duties, responsibilities, staffing, operations, rights or compensation to it as Supervisor.

Basic fees for services are $40,000 per annum. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in excess of 15% per annum on the initial cash investment of $3,600,000. Fees for supervisory services (including disbursements and costs of accounting services) were $249,810, $238,308 and $195,729 for 2006, 2005 and 2004, respectively. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $209,810, $178,308 and $135,729 for 2006, 2005 and 2004, respectively.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

6. Related Party Transactions - Fees for Special Services

Fees totaling $110,000 and $52,103 were paid to the firm of Wien & Malkin, a related party, in 2006 and 2004, respectively, for special services relating to the improvement and financing program and charged to expense. Fees totaling $34,176 and $96,764 were also paid to the firm of Wien & Malkin and capitalized in connection with mortgage refinancings in 2005 and 2004, respectively. All of the fees were computed on an hourly basis.

7. Number of Participants

There were approximately 609 participants in the various joint ventures as of December 31, 2006, 2005 and 2004.

8. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

9. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2006, 2005 and 2004, based on 720 participation units outstanding during each year, consisted of the following:

Year ended December 31,

2006 2005 2004

Income	$1,882	$2,268	$2,034
Return of capital	1,491	961	663
Total distributions per unit	$3,373	$3,229	$2,697

Net income is computed without regard to income tax expense since Associates does not pay a tax on its income; instead, any such taxes are paid by the participants in their individual capacities.

10. Concentration of Credit Risk

Associates maintains cash balances with one bank and a money market fund (Fidelity U.S. Treasury Income Portfolio). The bank balance is insured by the Federal Deposit Insurance Corporation up to $100,000 and at December 31, 2006 was completely insured. The distribution account held by Wien & Malkin and the Fidelity U.S. Treasury Income Portfolio are not insured. The funds held in the distribution account at December 31, 2006 were paid to the participants on January 1, 2007. Funds held by Associates are placed in high quality institutions in order to minimize the risk.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

11. Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Sublessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Net Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

  Building Improvements Program and Agreement to Extend Lease

In 1999, the Participants in Associates and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Associates agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the related increase in basic rent and the value of enhancements after completion, as determined at that time by the Members of Associates that act as agents for the participant investors in consultation with an independent expert. The Program was further increased in 2006 to up to $82,300,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made as previously described. As of December 31, 2006, Associates had incurred or accrued costs related to the

Program of approximately $30,088,580 and estimated that costs upon completion will be approximately $77,300,000.

The Net Lessee is financing the Program and billing Associates for amounts so advanced. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the fee mortgage (see Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Net Lessee to Associates. Since any Secondary Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Net Lessee share the costs of the Program equally, assuming Secondary Overage Rent continues to be earned.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2006

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Prudential Insurance Co. Balance at December 31, 2006	$34,100,000

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements and tenant installations and improvements (net of $249,791 written off in 2003)	$30,776,580
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements and tenant installations and improvements	35,717,262
	Total	$37,834,697(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$7,480,273(b)

G	Date of construction	1921

H	Date acquired		September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2004		$19,035,976
	Purchase of building improvements and building improvements in progress (expenditures advanced by Net Lessee, a related party, and recorded by the Company):
	F/Y/E 12/31/04	$4,745,542
	12/31/05	4,796,570
	12/31/06	9,256,609	18,798,721

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation (continued)

December 31, 2006

Balance at December 31, 2006		$37,834,697
The costs for federal income tax purposes are the same as for financial statement purposes.
(b)Accumulated depreciation
Balance at January 1, 2004		$6,072,143
Depreciation:
F/Y/E 12/31/04	$306,056
12/31/05	444,987
12/31/06	657,087	1,408,130
Balance at December 31, 2006		$7,480,273