Form 10-Q
period 2007-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2007-08-20
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2007	December 31, 2006
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	31,392,877	30,776,580
Less: accumulated depreciation	2,735,921	2,539,591
	28,656,956	28,236,989
Land	2,117,435	2,117,435
Total real estate	30,774,391	30,354,424
Cash and cash equivalents	1,503,641	1,276,460
Receivable from participants re: NYS estimated tax	5,202	0
Leasing commissions Less: accumulated amortization	1,510,463 337,257 1,173,206	1,460,410 294,257 1,166,153

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	218,461	184,571
	1,064,132	1,098,022

Total assets	$34,520,572	$33,895,059

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	March 31, 2007	December 31, 2006
Liabilities:
Mortgages payable	$34,252,299	$34,100,000
Accrued interest	152,760	151,918
Building improvement costs payable	2,927,079	3,067,522
Payable to net lessee, a related party	1,046,457	321,679

Total liabilities	38,378,595	37,641,119
Members' deficiency	(3,858,023)	(3,746,060)
Total liabilities and members' deficiency	$34,520,572	$33,895,059

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months

Ended March 31,

2007 2006

Revenues:

Basic minimum annual rent, from a related party	$616,086	$413,412
Advance of primary overage rent, from a related party	188,000	188,000
Total rent income	804,086	601,412
Dividend income	13,680	71,264
Miscellaneous income	1,200	0
Total revenues	818,966	672,676

Expenses:

Interest expense on mortgages	462,209	406,412
Supervisory services, to a related party	15,000	15,000
Amortization of leasing commissions	43,000	33,505
Amortization of mortgage refinancing costs	33,890	21,721
Depreciation of building improvements	196,330	145,231
Miscellaneous	500	500
Total expenses	750,929	622,369
Net Income	$ 68,037	$ 50,307

Earnings per $5,000 participation unit, based on

720 participation units outstanding during the period $94.50 $69.87

Distributions per $5,000 participation unit

consisted of the following:

Income	$ 94.50	$ 69.87
Return of capital	155.50	180.13
Total distributions	$250.00	$250.00

At March 31, 2007 and 2006, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Three Months Ended March 31, 2007	For the Year Ended December 31, 2006
Members' deficiency:
January 1, 2007 January 1, 2006	$(3,746,060)	$(2,672,787)
Add, net income:
January 1, 2007 through March 31, 2007	68,037	0
January 1, 2006 through December 31, 2006	0	1,355,014
	(3,678,023)	(1,317,773)
Less distributions:
Distributions January 1, 2007 through March 31, 2007	180,000	0
Distributions January 1, 2006 through December 31, 2006	0	720,000
Distribution, November 30, 2006	0	1,708,287
	180,000	2,428,287
Members' deficiency:
March 31, 2007 December 31, 2006	$(3,858,023)	$(3,746,060)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2007 2006

Cash flows from operating activities: Net income	$ 68,037	$ 50,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities: Depreciation of building improvements	196,330	145,231
Amortization of leasing commissions	43,000	33,505
Amortization of mortgage refinancing costs	33,890	21,721
Changes in operating assets and liabilities:
Change in leasing commissions	(50,053)	(283,631)
Change in accrued interest	842	0
Net cash provided by (used in) operating activities	292,046	(32,867)

Cash flows from investing activities:
Change in receivable from participants	(5,202)	(4,123)
Purchase of building improvements, including building improvements in progress	(82,015)	(767,310)
Net cash used in investing activities	(87,217)	(771,433)

Cash flows from financing activities:

Proceeds from mortgage payable	250,000	0
Repayment of mortgage payable	(97,701)	0
Advances from and other payments by net lessee and others for building improvement costs payable	50,053	291,031
Cash distributions to participants	(180,000)	(180,000)
Net cash provided by financing activities	22,352	111,031

Net change in cash and cash equivalents	227,181	(693,269)
Cash and cash equivalents, beginning of period	1,276,460	7,799,438
Cash and cash equivalents, end of period	$1,503,641	$7,106,169

Cash paid for: Interest	$461,366	$406,412

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Three Months

Ended March 31,

2007 2006

Supplemental disclosure of

noncash investing and financing activities:

Short-term debt owed to net lessee and others incurred

for the purchase of building improvements $ 534,282 $ 1,315,186

======== =======

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2007 and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members are Peter L. Malkin and Anthony E. Malkin (collectively the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interests in Registrant (the "Participants"). In addition, both of the Agents hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Net Lessee. See Note E below.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operation, rights or compensation to it as Supervisor.

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Net Lessee") under a long-term net operating lease dated May 1, 1954 (the "Net Lease"), the current term of which expires on September 30, 2028. The Participants in Registrant have consented to the granting of options to the Net Lessee to extend the lease for three additional 25-year renewal terms expiring in 2103. Net Lessee is a New York limited liability company, and entities created by Peter L. Malkin for family members are beneficial owners of interests in the Net Lessee.

Under the Net Lease, effective May 1, 1975, between Registrant and Net Lessee, basic annual rent ("Basic Rent") was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The lease modification dated November 17, 2000 between Registrant and Net Lessee provides that the Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on the first mortgage ("First Mortgage"). Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the First Mortgage on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the First Mortgage. See Note D.

Net Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Net Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment.

Net Lessee is also required to make annual payment to Registrant of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Net Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the operation of the property, Registrant recognizes Secondary Overage Rent when earned from the Net Lessee, at the close of the lease year ending September 30th.

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

Note D Mortgages

On December 29, 2004, a new First Mortgage was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. On February 5, 2007, equal monthly payments of $184,213 were required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,965,931. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $1,750,000 has been drawn as of March 31, 2007. The remaining $8,560,000 will be drawn through April 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, 69 constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $11,037,345. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Registrant agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Net Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 to up to $82,300,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of March 31, 2007, the Registrant had incurred or accrued costs related to the improvement program of approximately $30,704,880 and estimated that costs upon completion will be approximately $77,300,000.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the "Basic Payment"), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three month period ended March 31, 2007 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions ("Additional Payment") to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2007 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Net Lessee. Registrant is required to pay, from Basic Rent under the Net Lease, the charges on the Mortgages and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the additional payment to Supervisor and then to distribute the balance of such Overage Rent to the Participants. See Note E to the condensed financial statements. Pursuant to the Net Lease, Net Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Net Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends. During the three month period ended March 31, 2007, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease.

On November 30, 2006, Registrant made an additional distribution of $2,373 for each $5,000 Participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor. See Notes C and E to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006. Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income attributable to payments made to Net Lessee under the improvement program for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006.

Total expenses increased for the three-month period ended March 31, 2007, as compared to the three-month period ended March 31, 2007. Such increase was the result of increases in interest on mortgages payable, depreciation of building improvements, amortization of leasing commissions and amortization of mortgage refinancing costs for the three-month period ended March 31, 2007, as compared with the three-month period ended March 31, 2006.

Liquidity and Capital Resources

Registrant's liquidity has decreased at March 31, 2007, as compared with March 31, 2006 as the result of payments made under the improvement program. However, Registrant has remaining draws available of $8,560,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at March 31, 2007, and from proceeds of $3,850,000 drawn on the Second Mortgage. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a 25 year amortization schedule. Amortization payments under the Second Mortgage commence April 5, 2009. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Net Lessee and, to the extent necessary, from additional capital investment by the members in the Net Lessee and/or external financing.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
[Long-Term Debt Obligations]	$42,910,000	$0	$0	$0	$42,910,000
[Capital Lease Obligations]	0	0	0	0	0
[Purchase Obligations]	0	0	0	0	0
[Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP]	0	0	0	0	0
Total	$42,910,000	$0	$0	$0	$42,910,000

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2006.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2007, certain of the Members in Registrant held Participations as follows:

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

Item 4. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007 , the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Net Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Net Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of the August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Date: August 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 20, 2007

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

Date: August 20, 2007

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

Date: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 20, 2007

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