Form 10-Q
period 2007-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2008-01-09
CIK 100412

-

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	32,950,483	30,776,580
Less: accumulated depreciation	3,141,563	2,539,591
	29,808,920	28,236,989
Land	2,117,435	2,117,435
Total real estate	31,926,355	30,354,424
Cash and cash equivalents	3,815,097	1,276,460
Receivable from participants re: NYS estimated tax	6,708	0
Rent receivable from net lessee, a related party	3,281,822	0
Leasing commissions Less: accumulated amortization	1,542,746 422,325 1,120,421	1,460,410 294,257 1,166,153

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	286,242	184,571
	996,351	1,098,022

Total assets	$41,146,754	$33,895,059

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

(CONTINUED)

Liabilities and Members' Deficiency:	September 30, 2007	December 31, 2006
Liabilities:
Mortgages payable	$36,253,947	$34,100,000
Accrued interest	163,116	151,918
Accrued expenses	63,171	0
Accrued additional payment for services to supervisor, a related party	309,528	0
Building improvement costs payable	4,031,096	3,067,522
Payable to net lessee, a related party	1,477,543	321,679
Total liabilities	42,298,401	37,641,119

Members' deficiency	(1,151,647)	(3,746,060)
Total liabilities and members' deficiency	$41,146,754	$33,895,059

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months For the Nine Months

Ended September 30, Ended September 30,

2007 2006 2007 2006

Revenues:

Basic minimum annual rent, from a related party	$649,802	$456,322	$1,894,233	$1,283,147
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related party	3,281,822	1,701,242	3,281,822	1,701,242
Total rent income	4,119,624	2,345,564	5,740,055	3,548,389
Dividend income	36,224	14,669	71,197	148,841
Miscellaneous income	0	0	1,200	0
Total revenues	4,155,848	2,360,233	5,812,452	3,697,230

Expenses:

Interest expense on mortgages	491,898	438,595	1,426,610	1,262,147
Basic fees for supervisory services, to a related party	15,000	15,000	45,000	45,000
Additional payment for supervisory services, to a related party	309,528	189,810	309,528	189,810
Depreciation of building improvements	202,557	171,502	601,972	478,938
Amortization of leasing commissions	43,791	36,850	128,068	106,657
Amortization of mortgage refinancing costs	33,891	33,890	101,671	81,394
Fees for special services, including fees to a related party	63,171	110,000	64,690	110,000
Miscellaneous	0	0	500	809
Total expenses	1,159,836	995,647	2,678,039	2,274,755
Net Income	$2,996,012	$1,364,586	$3,134,413	$1,422,475
Earnings per $5,000 Participation unit, based on 720 participation units outstanding during the period	$4,161.13	$1,895.26	$ 4,353.35	$ 1,975.66
Total distributions	$180,000	$180,000	$540,000	$540,000

Distributions per $5,000 Participation unit

consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of capital	0	0	0	0
Total distributions	$ 250.00	$ 250.00	$ 750.00	$ 750.00

At September 30, 2007 and 2006, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Nine Months Ended September 30, 2007	For the Year Ended December 31, 2006
Members' deficiency:
January 1, 2007 January 1, 2006	$(3,746,060)	$(2,672,787)
Add, net income:
January 1, 2007 through September 30, 2007	3,134,413	0
January 1, 2006 through December 31, 2006	0	1,355,014
	(611,647)	(1,317,773)
Less distributions:
Distributions January 1, 2007 through September 30, 2007	540,000	0
Distributions January 1, 2006 through December 31, 2006	0	720,000
Distribution, November 30, 2006	0	1,708,287
	540,000	2,428,287
Members' deficiency:
September 30, 2007 December 31, 2006	$(1,151,647)	$(3,746,060)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2007 2006

Cash flows from operating activities: Net income	$ 3,134,413	$ 1,422,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	601,972	478,938
Amortization of leasing commissions	128,068	106,657
Amortization of mortgage refinancing costs	101,671	81,394
Changes in operating assets and liabilities:
Change in rent receivable from net lessee	(3,281,822)	(1,701,242)
Change in leasing commissions	(82,336)	(387,524)
Change in accrued interest	11,198	10,726
Change in accrued expenses	63,171	0
Change in accrued additional payment to supervisor	309,528	189,810
Net cash provided by operating activities	985,863	201,234

Cash flows from investing activities:
Change in receivable from participants	(6,708)	(20,040)
Purchase of building improvements, including building improvements in progress	(136,799)	(7,186,067)
Net cash used in investing activities	(143,507)	(7,206,107)

Cash flows from financing activities:
Proceeds from mortgage payable	2,550,000	2,100,000
Repayment of mortgage payable	(396,053)	0
Payments for refinancing costs	0	(413,736)
Advances from and other payments by net lessee and others for building improvement costs payable	82,334	(1,273,479)
Cash distributions to participants	(540,000)	(540,000)

Net cash provided by (used in) financing activities	1,696,281	(127,215)

Net increase (decrease) in cash and cash equivalents	2,538,637	(7,132,088)
Cash and cash equivalents, Beginning of period	1,276,460	7,799,438
Cash and cash equivalents, end of period	$3,815,097	$667,350

Cash paid for: Interest	$1,415,412	$1,251,421

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

For the Nine Months

Ended September 30,

2007 2006

Supplemental disclosure of

noncash investing and financing activities:

Short-term debt payable to net lessee and others incurred

for the purchase of building improvements $ 2,037,104 $-0-

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006 and its cash flows for the nine months ended September 30, 2007 and 2006. Information included in the condensed balance sheet as of December 31, 2006 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2006 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Net Lessee is also required to make an annual payment to Registrant of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Net Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. The Net Lease requires that this report be delivered to Registrant annually within 60 days after the end of each such lease year. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Net Lessee, pursuant to the Net Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Net Lessee, at the close of the lease year ending September 30th.

For the lease year ended September 30, 2007, Net Lessee reported net operating profit of $7,472,948 after deduction of Basic Rent. Net Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2007 and Secondary Overage Rent of $3,281,822 subsequent to September 30, 2007. The Secondary Overage Rent of $3,281,822 represents 50% of the excess of the Net Lessee's net operating profit of $7,472,948 over $752,000, less $78,653 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Net Lessee subsequent to September 30, 2007 of $3,281,822 plus $78,653 of interest income was available for distribution by the Registrant to the Participants. After deducting an additional required payment to Supervisor of $309,528 (See Note E), $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $64,691 of costs (of which $63,171 was accrued at September 30, 2007) (See Note F) that were incurred in response to an unaffiliated third party tender offer, and annual New York State limited liability company filing fees of $500, the balance of $2,785,755 was distributed to the Participants on November 30, 2007.

For the lease year ended September 30, 2006, Net Lessee reported net operating profit of $4,549,198 after deduction of Basic Rent. As a result, Net Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2006 and Secondary Overage Rent of $1,701,242 subsequent to September 30, 2006. The Secondary Overage Rent of $1,701,242 represents 50% of the excess of the Net Lessee's net operating profit of $4,549,198 over $752,000, less $197,355 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Net Lessee subsequent to September 30, 2006 of $1,701,242 plus $197,355 of interest income became available for distribution by the Registrant to the Participants and, after deducting an additional required payment to Supervisor of $189,810 and annual New York State limited liability company filing fees of $500, the balance of $1,708,287 was distributed to the Participants on November 30, 2006.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Net Lessee's operations during that period.

Note D Mortgages

On December 29, 2004, the First Mortgage was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum until January 5, 2007. On February 5, 2007, equal monthly payments of $184,213 were required to be applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,965,931. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $4,050,000 had been drawn as of September 30, 2007. The remaining $6,260,000 will be drawn through April 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, sixty-nine constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $11,037,345. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Net Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and Net Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Net Lessee to approve the Program, Registrant agreed to grant to the Net Lessee, upon completion of the Program, the right to further extensions of the Net Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of September 30, 2007, the Registrant had incurred or accrued costs related to the improvement program of approximately $32,300,000 and estimated that costs upon completion will be approximately $77,300,000. The balance of the costs of the program will be financed primarily by the remaining $6,260,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved, assuming such financing is available.

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

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Net Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Net Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine-month period ended September 30, 2007 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions ("Additional Payment") to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2007 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. For the nine months ended September 30, 2007 and 2006, Registrant incurred further charges for the Additional Payment of $309,528 and $189,810, respectively.

Reference is made to Note C above for a description of the terms of the Net Lease between Registrant and Net Lessee. The respective interests of the Members in Registrant and in Net Lessee arise solely from ownership of their respective participations in Registrant and member interests in Net Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Net Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Net Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Net Lessee

Note F Fees and miscellaneous

During the nine months ended September 30, 2007, the Registrant accrued $63,171 of charges in connection with tender offers for participations commenced by unrelated third parties during 2006 and 2007, including $56,524 charged by Wien & Malkin at its hourly rates that will be paid during the fourth quarter of 2007.

During the nine months ended September 30, 2006, fees totaling $110,000 (computed on an hourly basis) were paid to Wien & Malkin for special services relating to the Second Mortgage.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2007, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Net Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Net Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Net Lease.

On November 30, 2007, Registrant made an additional distribution of $3,869 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Net Lessee in accordance with the terms of the Net Lease after deducting the Additional Payment to Supervisor, establishment of a cash reserve for contingencies, annual limited liability company filing fee and costs incurred in response to an unaffiliated third party tender offer. See Notes C, E and F to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. Such increase was primarily the net result of an increase in Basic Rent income to cover an increase in debt service, an increase in Secondary Overage Rent from the Net Lessee accrued as of September 30, 2007, and a decrease in dividend income attributable to payments made to Net Lessee under the improvement program for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006.

Total expenses increased for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006. Such increase was primarily the result of increases in interest on mortgages payable, the additional payment to supervisor, amortization of leasing commissions, amortization of mortgage refinancing costs, depreciation of building improvements and tender offer costs offset by a decrease in fees for special services for the nine-month period ended September 30, 2007 as compared with the nine-month period ended September 30, 2006.

Liquidity and Capital Resources

Registrant's liquidity has not significantly changed at September 30, 2007 as compared with September 30, 2006. Registrant has remaining draws available of $6,260,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at September 30, 2007, and from proceeds of $6,150,000 drawn on the Second Mortgage through September 30, 2007. The Participants of Registrant and the members in Net Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingent liabilities.

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

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$42,910,000	$621,040	$1,675,744	$1,986,615	$38,626,601
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$42,910,000	$621,040	$1,675,744	$1,986,615	$38,626,601

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2006.

Security Ownership

The Members in Registrant do not hold any participations in their individual capacities.

As of September 30, 2007, certain of the Members in Registrant held participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $112,778 of participations. Peter L. Malkin disclaims any beneficial ownership of such participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of participations. Peter L. Malkin disclaims any beneficial ownership of such participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $10,000 of participations. Anthony E. Malkin disclaims any beneficial ownership of such participations.

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant's internal controls over financial reporting.

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

Date: January 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 9, 2008

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

Date: January 9, 2008

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

Date: January 9, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 9, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 9, 2008

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