Form 10-K
period 2007-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2008-08-18
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ] .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [X ]

Smaller Reporting Company [ ]

PART I

Item 1. Business.

(a) General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the Fisk Building (the "Building"), 250-264 West 57th Street, New York, New York and to the land there under (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Lease"), the current term of which expires on September 30, 2028. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family. In addition, both of the Agents hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Lessee. See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2007, the Building was approximately 93% occupied by approximately 204 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a full-time staff. See Item 2 hereof for additional information concerning the Building.

(b) Lease

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent ("Basic Rent") was equal to the sum of $28,000 for supervisory services plus installment payments for interest and amortization (not including any balloon payment due at maturity) on all mortgages currently payable (adjusted for the effects of refinancing).

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year ending September 30th in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the "Additional Payment").

Lessee is also required to make an annual payment to Registrant of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th.

For the lease year ended September 30, 2007, Lessee reported net operating profit of $7,472,948 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2007 and Secondary Overage Rent of $3,281,822 subsequent to September 30, 2007. The Secondary Overage Rent of $3,281,822 represents 50% of the excess of the Lessee's net operating profit of $7,472,948 over $752,000, less $78,653 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2007 of $3,281,822 plus $78,653 of interest income was available for distribution by the Registrant to the Participants. After deducting the Additional Payment to Supervisor of $309,528 (Item 11) $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $64,692 of costs that were incurred in response to an unaffiliated third party tender offer, and annual New York State limited liability company filing fee of $500, the balance of $2,785,755 was distributed to the Participants on November 30, 2007.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Lessee's operations during that period.

The Lessee has exercised its option to renew the Lease for a period of twenty-five years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Lessee to extend the lease for three additional twenty-five year renewal terms expiring in 2103.

Real estate taxes paid directly by the Lessee totaled approximately $3,288,093 for the year ended December 31, 2007.

(c) Mortgage Loan Refinancings

On December 29, 2004, the first mortgage (the "First Mortgage") was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $5,250,000 had been drawn as of December 31, 2007. The remaining $5,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $10,937,418. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of December 31, 2007, the Registrant had incurred or accrued costs related to the improvement program of $32,485,876 and estimates that costs upon completion will be approximately $77,300,000. The balance of the costs of the Program will be financed primarily by the remaining $5,060,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

(d) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Lessee is approximately $35 per square foot (exclusive of electricity charges and escalation). The asking rates for the building range from $50 to $57 per square foot.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations which may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then existing trends in the rental market for office space.

Item 2. Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the Fisk Building, and the land thereunder. Registrant's fee title to the Property is encumbered by the First and Second Mortgage which, at December 31, 2007, had unpaid principal balances of $37,301,770. For a description of the terms of the Mortgages see Note 3 of the Notes to the Financial Statements.

The Building, erected in 1921 and containing 26 floors, occupies the entire block front on the south side of West 57th Street between Broadway and Eighth Avenue, New York, New York. The Building has ten passenger and three freight elevators and is equipped with a combination of central and individual window unit air-conditioning.

The Building is Leased to Lessee under the Lease. See Item 1 hereof and Note 4 of the Notes to the Financial Statements for additional information concerning the Lease. The Lessee has exercised its option to renew the Lease for a period of twenty-five years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Lessee to extend the Lease for three additional twenty-five year renewal terms expiring in 2103.

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

Item 3. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this 10-K. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 60 transfers of Participations during 2007. In two instances, the indicated purchase price was equal to 5.3 times the face amount of the Participation transferred, i.e., $26,500 for a $5,000 Participation. In four instances, the indicated purchase price was equal to 5.2 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 5.1 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 3.9 times the face amount of the Participation transferred. In two instances, the indicated purchase price was equal to 3.5 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 3 times the face amount of the Participation transferred. In one instance, the indicated purchase price was equal to 2.5 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

A tender offer for Participations was commenced by an unrelated third party in February 2007 expiring April 6, 2007, and a matching tender offer was commenced by Wien & Malkin 250 West 57th St. Acquisition L.L.C., an affiliate of Peter L. Malkin and Anthony E. Malkin ("Acquisition") in March 2007 expiring April 10, 2007, in each case at a price of $20,000 for an original $5,000 Participation. No Participation was sold under such tender offers, except a $7,500 Participation to Acquisition.

(b) As of December 31, 2007, there were 607 holders of Participations of record.

(c) Registrant does not pay dividends. During the years ended December 31, 2007 and 2006, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On November 30, 2007 and November 30, 2006, Registrant made additional distributions for each $5,000 Participation of $3,869 and $2,373, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2007 and 2006 in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor. There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. (See Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

[SELECTED FINANCIAL DATA]

Item 6.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for Associates for each of the five years in the period ended December 31, 2007. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by Associates. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

Year ended December 31,
	2007	2006	2005	2004	2003

Basic minimum annual rent income	$2,554,250	$1,736,405	$1,266,162	$828,250	$788,022
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	3,281,821	1,701,242	1,729,364	1,353,749	2,330,161
Miscellaneous income	1,200	-	-	-	-
Total revenues	$6,589,271	$4,189,647	$3,747,526	$2,933,999	$3,870,183
Net income	$3,224,257	$1,355,014	$1,633,312	$1,464,767	$2,501,788
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$4,478	$1,882	$2,268	$2,034	$3,475
Total assets	$39,174,884	$33,895,059	$31,189,475	$22,324,243	$16,698,804
Long-term obligations	$37,301,770	$34,100,000	$30,500,000	$18,500,000	$15,500,000
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$4,478	$1,882	$2,268	$2,034	$3,475
Return of capital	391	1,491	961	663	441
Total distributions	$4,869	$3,373	$3,229	$2,697	$3,916

Item 6a.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents Associates unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of Associates included in this Annual Report on Form 10-K.

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Statement of Income Data:
Basic minimum annual rent income	$616,086	$628,346	$649,802	$660,016
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	3,281,821	-
Miscellaneous income	1,200	-	-	-
Dividend and interest income	13,680	21,293	36,224	39,789
Total revenues	818,966	837,639	4,155,847	887,805

Interest on mortgages	462,209	472,503	491,898	500,165
Supervisory services	15,000	15,000	324,528	15,000
Fees for special services and miscellaneous	500	1,519	63,171	9
Depreciation of building improvements	196,330	203,085	202,557	205,045
Amortization of leasing commissions	43,000	41,278	43,791	43,852
Amortization of mortgage refinancing costs	33,890	33,890	33,890	33,890
Total expenses	750,929	767,275	1,159,835	797,961

Net income (loss)	$68,037	$70,364	$2,996,012	$89,844
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$95	$98	$4,161	$125

Item 6a.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Statement of Income Data:
Basic minimum annual rent income	$413,412	$413,412	$456,322	$453,259
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	1,701,242	-
Dividend and interest income	71,264	62,907	14,669	7,457
Total revenues	672,676	664,319	2,360,233	648,716

Interest on mortgages	406,412	417,140	438,595	446,258
Supervisory services	15,000	15,000	204,810	15,000
Fees for special services and miscellaneous	500	309	110,000	27
Depreciation of building improvements	145,231	162,205	171,502	178,149
Amortization of leasing commissions	33,505	36,301	36,850	42,852
Amortization of mortgage refinancing costs	21,721	25,782	33,890	33,891
Total expenses	622,369	656,737	995,647	716,177

Net income (loss)	$50,307	$7,582	$1,364,586	$(67,461)
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$70	$11	$1,895	$(94)

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

Registrant's discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant's financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2007 and 2006, and for the years ended December 31, 2007, 2006 and 2005. Registrant believes that the following accounting policies or estimates require the application of management's most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent, as defined in the Lease, is equal to the current mortgage requirements for interest and amortization plus a fixed amount. Registrant records basic rental income as earned on a monthly basis. Primary Overage Rent represents the lesser of a base amount or the net profits of the Lessee as defined and is recorded ratably over the twelve month period. Secondary Overage Rent is based on the net profits of the Lessee, as defined, and is recorded by Registrant when such amount becomes determinable.

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property described in Item 2 hereof subject to a net operating lease of the Property held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second Mortgage and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor and then to distribute the balance of such Overage Rent to the Participants. Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate market. It is difficult to forecast the New York City economy and real estate market.

The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

(a) Total revenues increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase was the net result of an increase in Secondary Overage Rent received by Registrant, an increase in Basic Rent and a decrease in dividend income. Total revenues increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase was the net result of a decrease in Secondary Overage Rent received by Registrant, an increase in Basic Rent and an increase in dividend income. See Note 4 of the Notes to the Financial Statements.

(b) Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase was the net result of increases in interest expense, supervisory service expense, amortization of leasing commissions, depreciation expense and and amortization of mortgage refinancing costs and tender offer costs offset by a decrease in fees for special services. Total expenses increased for the year ended December 31, 2006 as compared with the year ended December 31, 2005. Such increase was the net result of increases in interest expense, supervisory service expense, amortization of leasing commissions, depreciation expense and fees and decreases in amortization of mortgage refinancing costs and miscellaneous expense. See Notes 3, 5 and 6 of the Notes to the Financial Statements.

Liquidity and Capital Resources

Registrant's liquidity increased at December 31, 2007 as compared to December 31, 2006 as a result of draws on the Second Mortgage and timing of reimbursements relating to the Program to the Lessee. However, Registrant has remaining draws available of $5,060,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at December 31, 2007, and from proceeds of the Second Mortgage of $7,350,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 and from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingent liabilities.

Amortization payments are required under the First Mortgage commencing February 5, 2007, calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$37,301,770	$629,353	$1,751,766	$2,014,193	$32,906,458
Interest Obligations	14,470,788	1,581,202	4,369,228	6,438,014	2,082,344
Capital Lease Obligations	0>	0	0>	0>	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$51,772,558	$2,210,555	$6,120,994	$8,452,207	$34,988,802

Inflation

Inflationary trends in the economy do not directly affect Registrant's operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Primary and Secondary Overage Rent payable by Lessee, which is based on Lessee's net operating profit.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 are included in this annual report immediately following Exhibit 32.2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a. Controls and Procedures.

    Evaluation of disclosure controls and procedures. The person who functions in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007, the end of the period covered by this report, has concluded that as of that date that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

    Changes in internal controls over financial reporting. There were no changes in Registrant's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant's internal controls over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant's current registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management's report in this annual report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2007 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	73	Father of Anthony E. Malkin	Real Estate Supervision	Senior Member and Chairman, Wien & Malkin LLC	1982
Anthony E. Malkin	44	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and President of W&M Properties, L.L.C.	1998

As stated in Item 1 hereof, the two Members who are acting as Agents for Participants hold senior positions at Supervisor. See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

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

Registrant's organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin. No remuneration was paid during the fiscal year ended December 31, 2007 by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements: (i) $40,000 per annum (the "Basic Payment"), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent. Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2007 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. For the year ended December 31, 2007 Registrant incurred further charges for the Additional Payment of $329,528.

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

During 2007, Supervisor received $56,524 for services rendered in connection with tender offers from unrelated third parties.

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the year ended December 31, 2007 by Registrant to either of the Members as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2007, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2007 the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

At such date, certain of the Agents held additional Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $10,000 of Participations. Mr. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $120,278 of Participations. Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as co-trustee an aggregate of $17,500 of Participations. Mr. Peter L. Malkin disclaims any beneficial ownership of such Participations.

(c) Not applicable.

Item 13. Certain Relationships and Related Transactions.

(a) As stated in Item 1 hereof, each member acts as Agent for his respective group of Participants. As a consequence of both Agents holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on Participants' behalf. Such transactions, among others, include modifications and extensions of the Lease or the Mortgage Loans, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

Reference is made to Items 1 and 2 hereof for a description of the terms of the Lease between Registrant and Lessee. The respective interest, if any, of the members in Registrant and in Lessee arises solely from ownership of Participations in Registrant and member interests or participations in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all the Members hold senior positions at Supervisor and, by reason of his interests in Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

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

(c) Not applicable.

(d) Not applicable.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP and J.H. Cohn LLP for professional services for the years ended December 31, 2007 and December 31, 2006 were as follows:

Fee Category	2007	2006
Audit Fees	$28,000	$40,900
Audit-Related Fees	-	4,200
Tax Fees	-	6,000
All other Fees	-	-
	$28,000	$51,100

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant's financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of Registrant's financial statements and are not reported under "Audit Fees." In 2006, these services include accounting consultation, review of Sarbanes-Oxley requirements as they pertain to Registrant and other audit-related services.

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

For all services, Registrant's senior management submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year. In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor may provide from time-to-time during the year. All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

Audited financial statements of Registrant's Lessee for the years 2004 through 2007 shall be included in amended Form 10-K for the years 2006 and 2007 as soon as these reports have been completed.

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

Date: August 18, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 18, 2008

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

10 (b)

Modification of Lease dated November 10, 1961, was filed by letter dated November 21, 1961 as Exhibit B to Registrant's Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(cont.)
Number	Document	Page*
10 (c)

Second Modification Agreement of Lease dated June 10, 1965 between Registrant and Fisk Building Associates LLC which was filed by letter dated December 29, 1981 as Exhibit 10(c to Registrant's Annual Report on Form 10-K for the year ended September 30, 1981 is incorporated by reference as an exhibit hereto.

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

  Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 18, 2008

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

  Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

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

Date: August 18, 2008

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 18, 2008

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

  the Annual Report on Form 10-K of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 18, 2008

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Report of J.H. Cohn LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Statements of Members' Deficiency for the Years Ended December 31, 2007, 2006 and 2005

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2007

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, N. Y.

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2007, and the related statements of income, members' deficiency and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation for the year ended December 31, 2007, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Associates' management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 15, 2008

[LETTERHEAD OF J.H. COHN LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2006, and the related statements of income, members' deficiency and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2006, and its results of operations and cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits of the 2006 and 2005 financial statements referred to above included the information for 2006 and 2005 as to the purchase of building and improvements and construction in progress set forth in note (a) to Column E and depreciation set forth in note (b) to Column E in Schedule III, Real Estate and Accumulated Depreciation. Such information presents fairly, when read in conjunction with those financial statements, the information required to be set forth therein.

/s/ J.H. Cohn LLP

New York, N. Y.

March 21, 2007

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

ASSETS

	December 31,
	2007	2006
Real Estate at 250-264 West 57th Street, New York, N.Y. :
Building	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682
	0	0

Building improvements	33,173,876	30,776,580
Less: Accumulated depreciation	3,346,608	2,539,591
	29,827,268	28,236,989
Land	2,117,435	2,117,435
TOTAL REAL ESTATE, NET	31,944,703	30,354,424

Cash and cash equivalents:
Cash in banks	87,856	83,174
Distribution account held by Wien & Malkin LLC, a related party	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	5,043,295	1,133,286
TOTAL CASH and CASH EQUIVALENTS	5,191,151	1,276,460

Leasing commissions, less accumulated amortization
of $ 466,177 in 2007 and $294,257 in 2006	1,076,569	1,166,153

Mortgage refinancing costs, less accumulated amortization
of $320,132 in 2007 and $184,571 in 2006	962,461	1,098,022

TOTAL ASSETS	$39,174,884	$33,895,059
LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable	$37,301,770	$34,100,000
Accrued interest	168,639	151,918
Building improvement costs payable	3,282,693	3,067,522
Payable to lessee, a related party	2,449,340	321,679
TOTAL LIABILITIES	43,202,442	37,641,119
Commitments and contingencies	-	-
Members' deficiency	(4,027,558)	(3,746,060)
TOTAL LIABILITIES AND MEMBERS' DEFICIENCY	$39,174,884	$33,895,059

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

Year ended December 31

2007	2006	2005

Revenues:

Rent income, from a related party	$6,588,071	$4,189,647	$3,747,526
Miscellaneous income	1,200	-	-
Interest and dividend income	110,986	156,297	100,008

TOTAL REVENUES	6,700,257	4,345,944	3,847,534

Expenses:

Interest on mortgages	1,926,775	1,708,405	1,235,058
Supervisory services, to a related party	369,528	249,810	238,308
Depreciation of building improvements	807,017	657,087	444,987
Amortization of leasing commissions	171,920	149,508	120,941
Amortization of mortgage refinancing costs	135,560	115,284	163,763
Fees for special services, including fees to a related party	64,691	110,000	6,130
Miscellaneous	509	836	5,035
TOTAL EXPENSES	3,476,000	2,990,930	2,214,222

NET INCOME	$3,224,257	$1,355,014	$1,633,312

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$4,478	$1,882	$ 2,268

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2005	for year	Distributions	2005

                                      Year ended December 31, 2005:

Anthony E. Malkin Joint Venture #1	$(198,134)	$163,331	$232,477	$(267,280)

Anthony E. Malkin Joint Venture #2	(198,134)	163,331	232,477	(267,280)

Anthony E. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Anthony E. Malkin Joint Venture #4	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #1	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #2	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #3	(198,132)	163,331	232,477	(267,278)

Peter L. Malkin Joint Venture #4	(198,133)	163,331	232,477	(267,279)

Peter L. Malkin Joint Venture #5	(198,133)	163,332	232,477	(267,278)

Peter L. Malkin Joint Venture #6	(198,134)	163,332	232,478	(267,280)

TOTALS	$(1,981,328)	$1,633,312	$2,324,771	$(2,672,787)

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

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2007	for year	Distributions	2007

                                       Year ended December 31, 2007:

Anthony E. Malkin Joint Venture #1	$ (374,607)	$322,425	$350,575	$ (402,757)

Anthony E. Malkin Joint Venture #2	(374,607)	322,425	350,575	(402,757)

Anthony E. Malkin Joint Venture #3	(374,604)	322,425	350,575	(402,754)

Anthony E. Malkin Joint Venture #4	(374,605)	322,426	350,575	(402,754)

Peter L. Malkin Joint Venture #1	(374,605)	322,426	350,575	(402,754)

Peter L. Malkin Joint Venture #2	(374,605)	322,426	350,576	(402,755)

Peter L. Malkin Joint Venture #3	(374,606)	322,426	350,576	(402,756)

Peter L. Malkin Joint Venture #4	(374,607)	322,426	350,576	(402,757)

Peter L. Malkin Joint Venture #5	(374,606)	322,426	350,576	(402,756)

Peter L. Malkin Joint Venture #6	(374,608)	322,426	350,576	(402,758)

TOTALS	$(3,746,060)	$3,224,257	$3,505,755	$(4,027,558)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$3,224,257	$1,355,014	$1,633,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	807,017	657,087	444,987
Amortization of leasing commissions	171,920	149,508	120,942
Amortization of mortgage refinancing costs	135,560	115,284	163,763
Changes in operating assets and liabilities:
Leasing commissions paid	(82,336)	(480,096)	(267,440)
Accrued interest	16,721	18,390	(784,299)

Net cash provided by operating activities	4,273,139	1,815,187	1,311,265

Cash flows from investing activities:
Purchase of building improvements	(2,397,298)	(10,778,185)	(4,796,570)
Change in restricted cash for payment of building improvement costs	215,174	-	-

Net cash used in investing activities	(2,182,124)	(10,778,185)	(4,796,570)

Cash flows from financing activities:
Proceeds from mortgage payable	3,750,000	3,600,000	27,500,000
Repayment of mortgage payable	(548,230)	-	(15,500,000)
Payments for refinancing costs	-	(413,736)	(264,154)
Advances from and other payments by (repayments to) net lessee and others for building improvement costs payable	2,127,661	1,682,043	(218,249)
Cash distributions to participants	(3,505,755)	(2,428,287)	(2,324,771)
Net cash provided by financing activities	1,823,676	2,440,020	9,192,826
Net increase (decrease) in cash and cash equivalents	3,914,691	(6,522,978)	5,707,521

Cash and cash equivalents, beginning of year	1,276,460	7,799,438	2,091,917

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,191,151	$1,276,460	$7,799,438

Supplemental disclosures of cash flow information: Cash paid during year for interest	$1,910,053	$1,690,015	$1,169,341

Supplemental disclosure of non-cash investing and financing activities: Short-term debt payable to Lessee and others incurred for the purchase of building improvements	$2,260,497	$-0-	$-0-

See accompanying notes to financial statements.

WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1. Business Activity and Organization

250 West 57th Street Associates L.L.C. ("Associates") is a New York State limited liability company owning commercial property at 250 West 57th Street, New York, N.Y. The property is leased (the "Lease") to Fisk Building Associates L.L.C. (the "Lessee").

2. Summary of Significant Accounting Policies

  Cash and cash equivalents:

  Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

  Land, building, building improvements and depreciation:

  Land, building and building improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2007 have been fully depreciated.

  In connection with the building improvements program which began in 1999 (Note 12), costs totaling $32,485,876 have been incurred through December 31, 2007 for new building improvements which have been put into service.

  Mortgage Refinancing Costs, Leasing Commissions, and Amortization:

  Mortgage refinancing costs are being amortized ratably over the respective terms of the mortgages.

  Leasing commissions (incurred in connection with the building improvement program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

  Revenue Recognition:

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Primary overage rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum amount and is recorded ratably over the twelve month period. Secondary overage rent is based on the net profits of the Lessee in each lease year and is recorded by Associates when such amounts become determinable.

e. Valuation of Long-Lived Assets:

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

f. Use of estimates:

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

g. Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

3. Mortgage Indebtedness and Building Improvements Program

On December 29, 2004 the First Mortgage (the "First Mortgage") was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014 and requires a final payment of $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $5,250,000 had been drawn as of December 31, 2007. The remaining $5,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 and requires a final payment of $10,937,418. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The following is a schedule of future minimum principal payments on the Mortgages in each of the five years subsequent to December 31, 2007 and thereafter:

Year ending

December 31,

2008	$629,353
2009	824,968
2010	926,799
2011	979,334
2012	1,034,859
Thereafter	32,906,457
Total	$37,301,770

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt, based on the available market information was approximately $37,510,000 and $31,900,000 at December 31, 2007 and December 31, 2006, respectively.

4. Related Party Transactions - Rental Income

Associates does not operate the property (Note 1). It leases the property to the Lessee pursuant to an operating lease, as modified, which is currently set to expire on September 30, 2028. The participants in Associates have consented to the granting of options to the Lessee to extend the lease for three additional twenty-five year renewal terms expiring in 2103. There is no change in the terms of the lease during the renewal periods. Basic annual rent income is equal to the sum of $28,000 for supervisory services plus installment payments for interest and amortization (not including any balloon payment due at maturity) on all mortgages currently payable (adjusted for the effects of any refinancings).

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year ending September 30th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.

Lessee is also required to make annual payment to Associates of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvement program described in Note 11. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th.

Rent income was comprised as follows:

	Year ended December 31,
	2007	2006	2005
Basic minimum annual rent	$2,554,250	$1,736,405	$1,266,162
Primary Overage rent	752,000	752,000	752,000
Secondary Overage rent	3,281,821	1,701,242	1,729,364
Total Overage rent	4,033,821	2,453,242	2,481,364
Rent income	$6,588,071	$4,189,647	$3,747,526

Secondary Overage Rent represents 50% of the excess of the Lessee's net operating profit of $7,472,951, $4,549,198 and $4,319,162 in 2007, 2006 and 2005, respectively, over $752,000 in each year, less $78,653, $197,355 and $54,215 in 2007, 2006 and 2005, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Lessee's operations during that period.

The Lessee may surrender the lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending
December 31,
$2,700,000
2009	$2,700,000
2010	3,210,000
2011	3,210,000
2012	3,210,000
Thereafter	6,620,000
$22,030,000

Real estate taxes paid directly by the Lessee for the year ended December 31, 2007 totaled $3,288,093.

5. Related Party Transactions - Supervisory and Other Services

(a) Rental Income

All rental income is received by Associates from the Lessee, a related party.

(b) Supervisory and Other Services

Supervisory and other services are provided to Associates by Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without change in duties, responsibilities, staffing, operations, rights or compensation to it as Supervisor.

Basic fees for services are $40,000 per annum. Wien & Malkin also received $56,524 during 2007 for services rendered in connection with tender offers from unrelated third parties, $110,000 in 2006 for special services related to the improvement and financing program and $34,176 in 2005 in connection with mortgage refinancing which was capitalized. All of the fees were computed on an hourly basis. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. Fees for supervisory services (including disbursements and costs of accounting services) were $369,528, $249,810 and $238,308 for 2007, 2006 and 2005, respectively. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $329,528, $209,810, and $178,308 for 2007, 2006 and 2005, respectively.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $48,000. Other service fees received by Wien & Malkin from Lessee for the year ended December 31, 2007 totaled $30,771. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Wien & Malkin's profits interest from the Lessee totaled $162,960 for the year ended December 31, 2007.

Under separate agreements to which Lessee is not a party, certain of Lessee's participants pay Wien & Malkin and members of Peter L. Malkin's immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $116,436 to Wien & Malkin and such Malkin family members in 2007) do not impose any obligation upon Lessee or affect its assets and liabilities.

6. Number of Participants

        There were approximately 607 participants in the various joint ventures as of December 31, 2007 and 609 participants as of December 31, 2006 and 2005, respectively.

7. Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

8. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2007, 2006 and 2005, based on 720 participation units outstanding during each year, consisted of the following:

                                                                           Year ended December 31,
                                                                           2007                2006           2005
Income	$4,478	$1,882	$2,268
Return of capital	391	1,491	961
Total distributions per unit	$4,869	$3,373	$3,229

  Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank account, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The balance in the bank is insured by the Federal Deposit Insurance Corporation up to $100,000 and at December 31, 2007 and 2006 was completely insured. The money market fund is not insured. The funds ($60,000 at December 31, 2007 and 2006) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2008 and 2007, respectively.

10. Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

11. Building Improvements Program and Agreement to Extend Lease

In 1999, the Participants in Associates and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2007, Associates had incurred or accrued costs related to the Program of $32,485,876 and estimates that costs upon completion will be approximately $77,300,000. The balance of the costs of the Program will be financed primarily by the remaining $5,060,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved, assuming such financing is available.

The Lessee is financing the Program and billing Associates for amounts so advanced. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the mortgage ( Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any Secondary Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming Secondary Overage Rent continues to be earned.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2007

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Prudential Insurance Co. Balance at December 31, 2007	$37,301,770

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements and tenant installations and improvements (net of $249,791 written off in 2003)	$33,173,876
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements and tenant installations and improvements	38,114,558
	Total	$40,231,993(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$8,287,290(b)

G	Date of construction	1921
H	Date acquired		September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2005		$23,781,518
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):
	F/Y/E 12/31/05	$4,796,570
	12/31/06	9,256,609
	12/31/07	2,397,296	16,450,475
	Balance at December 31, 2007		$40,231,993
The costs for federal income tax purposes are the same as for financial statement purposes.
	(b)Accumulated depreciation
	Balance at January 1, 2005		$6,378,199
	Depreciation:
	F/Y/E 12/31/05	$444,987
	12/31/06	657,087
	12/31/07	807,017	1,909,091
	Balance at December 31, 2007		$8,287,290

250 West 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2007

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 250 West 57th St. Associates L.L.C. (a limited liability company):

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2007, and the related statements of income, members' deficiency and cash flows for the year then ended. These financial statements are the responsibility of Associates' management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 15, 2008

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS
Real estate at 250 West 57th Street, New York City:
Building	$ 4,940,682
Less: accumulated depreciation	4,940,682	$ -

Building improvements	33,173,876
Less: accumulated depreciation	3,346,608	29,827,268
Land	2,117,435
Total real estate, net	31,944,703
Cash and cash equivalents:
Cash in banks	87,856
Distribution account held
by Wien & Malkin LLC	60,000
Fidelity U.S. Treasury Income Portfolio	5,043,295	5,191,151

Leasing commissions	1,542,746
Less: accumulated amortization	466,177	1,076,569

Mortgage refinancing costs	1,282,593
Less: accumulated amortization	320,132	962,461
Total assets	$39,174,884

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable	$37,301,770
Accrued interest	168,639
Building improvement costs payable	3,282,693
Payable to lessee	2,449,340
Total liabilities	43,202,442

Commitments and contingencies	-
Members' deficiency	(4,027,558)
Total liabilities and members' deficiency	$39,174,884
See accompanying notes to financial statements. 250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2007

Revenue:
Basic rental income	$2,554,250
Primary overage rental income	$752,000
Secondary overage rental income	3,281,821	4,033,821
Miscellaneous income	1,200
Dividend income	110,986
Total revenues	6,700,257

Expenses:
Interest on mortgages	1,926,775
Supervisory services	369,528
Depreciation of building improvements	807,017
Amortization of leasing commissions	171,920
Amortization of mortgage refinancing costs	135,560
Professional fees	64,691
Miscellaneous	509
Total expenses	3,476,000

Net income	$3,224,257

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY
YEAR ENDED DECEMBER 31, 2007

Members' deficiency, January 1, 2007		$(3,746,060)

Add: net income for the year ended December 31, 2007		3,224,257
		(521,803)

Less, Distributions:
Monthly distributions January 1, 2007 through December 31, 2007	$720,000
Distribution on November 30, 2007 of additional rent for the lease
year ended September 30, 2007	2,785,755	3,505,755

Members' deficiency, December 31, 2007		$(4,027,558)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2007

Cash flows from operating activities:

Net income	$3,224,257
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of building improvements	807,017
Amortization of leasing commissions	171,920
Amortization of mortgage refinancing costs	135,560
Change in accrued interest	16,721

Net cash provided by operating activities	4,355,475

Cash flows from investing activities:
Purchase of building improvements	(2,397,298)
Leasing commissions paid	(82,336)
Change in restricted cash for payment of building improvement costs	215,174

Net cash used in investing activities	(2,264,460)

Cash flows from financing activities:
Proceeds from mortgages payable	3,750,000
Repayment of mortgage payable	(548,230)
Increase in due to lessee	2,127,661
Cash distributions to participants	(3,505,755)

Net cash provided by financing activities	1,823,676

Net increase in cash and cash equivalents	3,914,691

Cash and cash equivalents, beginning of year	1,276,460

Cash and cash equivalents, end of year	$5,191,151

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,910,053

Supplemental disclosure of
noncash investing and financing activities:

Short-term debt payable to lessee and others incurred
for the purchase of building improvements	$2,260,497

See accompanying notes to financial statements.

1. Business Activity

250 West 57th St. Associates L.L.C. ("Associates") is a New York State limited liability company owning commercial property at 250 West 57th Street, New York, N.Y. The property is leased (the "Lease") to Fisk Building Associates L.L.C. (the "Lessee").

2. Summary of Significant Accounting Policies

        Cash and cash equivalents

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Land, building, building improvements and depreciation

Land, building and building improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2007 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 8), costs totaling $32,485,876 have been incurred through December 31, 2007 for new building improvements which have been put into service.

         Mortgage refinancing costs, leasing commissions and amortization

Mortgage refinancing costs are being amortized ratably over the respective terms of the mortgages.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

Revenue recognition

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Primary overage rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum amount and is recorded ratably over the twelve month period. Secondary overage rent is based on the net profits of the Lessee in each lease year and is recorded by Associates when such amount becomes determinable.

Valuation of long - lived assets

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

3. Mortgages Payable

On December 29, 2004, the First Mortgage ("First Mortgage") was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal payments of $184,213 applied to interest and principal calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the "Second Mortgage") was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $5,250,000 had been drawn as of December 31, 2007. The remaining $5,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the mortgages, in each of the five years subsequent to December 31, 2007 and thereafter:

Year ending
December 31
2008	629,353
2009	824,968
2010	926,799
2011	979,334
2012	1,034,859
Thereafter	32,906,457
Total	$37,301,770

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates' mortgage debt based on available market information is approximately $37,510,000 as of December 31, 2007.

4. Rental Income

Associates does not operate the property (Note 1). It leases the property to Lessee pursuant to an operating lease, as modified, which is currently set to expire on September 30, 2028. The participants in Associates have consented to the granting of options to the Lessee to extend the lease for three additional 25 year renewal terms expiring in 2103. There is no change in the terms of the lease during the renewal periods. Basic annual rent income is equal to the sum of $28,000 for supervisory services plus installment payments for interest and amortization (not including any balloon payment due at maturity) on all mortgages currently payable (adjusted for the effects of any refinancings).

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year ending September 30th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.

Lessee is also required to make annual payment to Associates of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvement program described in Note 8. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th. For the lease year ended September 30, 2007, total Secondary Overage Rent was $3,281,821 which represents 50% of the excess of the Lessee's net operating profit of $7,472,951 over $752,000, less $78,653 of interest earned and retained by Associates on funds borrowed for the improvement program.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Lessee's operations during that period.

The Lessee may surrender the lease at the end of any month, upon sixty days' prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes paid directly by the Lessee totaled $3,288,093 for the year ended December 31, 2007.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending
December 31
2008	$2,700,000
2009	3,080,000
2010	3,210,000
2011	3,210,000
2012	3,210,000
Thereafter	6,620,000
$22,030,000

5. Related Party Transactions

(a) Rental income

All rental income is received by Associates from Lessee, a related party.

(b) Supervisory and other services

Supervisory and other services are provided to Associates by Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Wien & Malkin LLC, a limited liability company, succeeded Wien & Malkin LLP, a limited liability partnership, on November 30, 2006 without any change in duties, responsibilities, staffing, operations, rights or compensation to it as Supervisor.

Basic fees for supervisory services are $40,000 per annum. Wien & Malkin also received $56,524 for services rendered in connection with tender offers from unrelated third parties. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant's distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin's profits interest totaled $329,528 for 2007.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $48,000. For 2007, Wien & Malkin received $30,771 from Lessee in other service fees. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Wien & Malkin's profits interest from the Lessee totaled $162,960 for the year ended December 31, 2007.

Under separate agreements to which Lessee is not a party, certain of Lessee's participants pay Wien & Malkin and members of Peter L. Malkin's immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $116,436 to Wien & Malkin and such Malkin family members in 2007) do not impose any obligation upon Lessee or affect its assets and liabilities.

6. Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The balance in the bank is insured by the Federal Deposit Insurance Corporation up to $100,000 and at December 31, 2007 was completely insured. The money market fund is not insured. The funds (approximately $60,000 at December 31, 2007) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2008.

7. Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid and incurred by Wien & Malkin and Mr. Malkin, and certain costs for filings to terminate such proceeding may be incurred in the future. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Associates' allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements. As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

8. Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The participants of Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2007, Associates had incurred or accrued costs related to the Program of $32,485,876 and estimates that costs upon completion will be approximately $77,300,000. The balance of the costs of the Program will be financed primarily by the remaining $5,060,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

The Lessee is financing the Program and billing Associates for amounts so advanced. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the mortgage (see Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any Secondary Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming Secondary Overage Rent continues to be earned.