Form 10-Q
period 2008-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2008-10-08
CIK 100412

-

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-Accelerated Filer [ ]

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	March 31, 2008	December 31, 2007
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	33,174,119	33,173,876
Less: accumulated depreciation	3,554,843	3,346,608
	29,619,276	29,827,268
Land	2,117,435	2,117,435
Total real estate, net	31,736,711	31,944,703
Cash and cash equivalents	5,212,747	5,191,151
Receivable from participants re: NYS estimated tax	500	0
Leasing commissions Less: accumulated amortization	1,542,746 509,966 1,032,780	1,542,746 466,177 1,076,569

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	354,022	320,132
	928,571	962,461

Total assets	$38,911,309	$39,174,884
Liabilities and Members' Deficiency:
Liabilities:
Mortgages payable	$37,147,555	$37,301,770
Accrued interest	167,954	168,639
Building improvement costs payable	2,773,901	3,282,693
Payable to lessee, a related party	2,958,374	2,449,340
Total liabilities	43,047,784	43,202,442
Commitments and contingencies	-	-
Members' deficiency	(4,136,475)	(4,027,558)
Total liabilities and members' deficiency	$38,911,309	$39,174,884

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months
Ended March 31,
	2008	2007
Revenues:
Basic minimum annual rent, from a related party	$672,278	$616,086
Advance of primary overage rent, from a related party	188,000	188,000
Total rent income	860,278	804,086
Miscellaneous income	962	1,200
Dividend income	33,925	13,680
Total revenues	$895,165	$818,966
Expenses:
Interest on mortgages	510,379	462,209
Supervisory services, to a related party	15,000	15,000
Amortization of leasing commissions	43,789	43,000
Depreciation of building improvements	208,235	196,330
Amortization of mortgage refinancing costs	33,890	33,890
Professional fees and miscellaneous	12,789	500
Total expenses	824,082	750,929
Net Income	71,083	68,037
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	98.73	94.50

Distributions per $5,000 participation unit consisted of the following:
Income	98.73	94.50
Return of capital	151.27	155.50
Total distributions	$250.00	$250.00

At March 31, 2008 and 2007, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Members' deficiency:
January 1, 2008 January 1, 2007	$(4,027,558)	$(3,746,060)
Add, net income:
January 1, 2008 through March 31, 2008	71,083	0
January 1, 2007 through December 31, 2007	0	3,224,257
	(3,956,475)	(521,803)
Less distributions:
Distributions January 1, 2008 through March 31, 2008	180,000	0
Distributions January 1, 2007 through December 31, 2007	0	720,000
Distribution, November 30, 2007	0	2,785,755
	180,000	3,505,755
Members' deficiency:
March 31, 2008 December 31, 2007	$(4,136,475)	$(4,027,558)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities: Net income	$71,083	$68,037
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	208,235	196,330
Amortization of leasing commissions	43,789	43,000
Amortization of mortgage refinancing costs	33,890	33,890
Change in leasing commissions	-	(50,053)
Change in accrued interest	(685)	842
Net cash provided by operating activities	356,312	292,046

Cash flows from investing activities:
Purchase of building improvements	(243)	(82,015)
Change in building improvement costs payable	(508,791)	-
Change in receivable from participants	(502)	(5,202)
Net cash used in investing activities	(509,536)	(87,217)

Cash flows from financing activities:

Proceeds from mortgages payable	-	250,000
Repayment of mortgages payable	(154,214)	(97,701)
Increase in due to lessee	509,034	50,053
Distributions to participants	(180,000)	(180,000)
Net cash provided by financing activities	174,820	22,352

Net change in cash and cash equivalents	21,596	227,181
Cash and cash equivalents, beginning of period	5,191,151	1,276,460
Cash and cash equivalents, end of period	$5,212,747	$1,503,641

Cash paid for: Interest	$511,063	$461,366

Supplemental disclosure of noncash investing and financing activities:
Short-term debt payable to lessee and others incurred for the purchase of building improvements	$ 0	$534,282

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2008 and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin each of whom also acts as an agent (collectively, the "Agents"), for holders of participations in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee. See Note E below.

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee") pursuant to an operating lease, as modified (the "Lease"), the current term of which expires on September 30, 2028. The Participants in Registrant have consented to the granting of options to the Lessee to extend the Lease for three additional twenty-five year renewal terms expiring in 2103. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

Under the Lease between Registrant and Lessee, effective May 1, 1975, basic annual rent ("Basic Rent") was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The Lease modification dated November 17, 2000 between Registrant and Lessee provides that Basic Rent is equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent is adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note D.

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent ("Primary Overage Rent"), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment, and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the "Additional Payment").

Lessee is also required to make an annual payment to Registrant of secondary overage rent ("Secondary Overage Rent") subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th.

For the lease year ended September 30, 2007, Lessee reported net operating profit of $7,472,948 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2007 and Secondary Overage Rent of $3,281,822 subsequent to September 30, 2007. The Secondary Overage Rent of $3,281,822 represents 50% of the excess of the Lessee's net operating profit of $7,472,948 over $752,000, less $78,653 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2007 of $3,281,822 plus $78,653 of interest income was available for distribution by the Registrant to the Participants. After deducting the Additional Payment to Supervisor of $309,528 (Note E), $200,000 added as a cash reserve for contingencies (there were no related charges to expenses), $64,692 of costs that were incurred in response to an unaffiliated third party tender offer, and annual New York State limited liability company filing fees of $500, the balance of $2,785,755 was distributed to the Participants on November 30, 2007.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Lessee's operations during that period.

Note D Mortgages

On December 29, 2004, a first mortgage ("First Mortgage") was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $5,250,000 had been drawn as of March 31, 2008. The remaining $5,060,000 will be drawn through March 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of March 31, 2008, the Registrant had incurred or accrued costs related to the improvement program of $32,486,119 and estimated that costs upon completion will be approximately $82,334,000. The balance of the costs of the Program will be financed primarily by the remaining $5,060,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

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

The supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant also pays Supervisor for other services at hourly rates.

No remuneration was paid during the three-month period ended March 31, 2008 by Registrant to either of the Members as such.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2008 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. The respective interests of the Members in Registrant and in Lessee arise solely from ownership of their respective participations in Registrant and member interests in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee

Item 2. Management's Discussion and Analysis of

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second Mortgages and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor and then to distribute the balance of such Overage Rent to the Participants. See Note E to the condensed financial statements. Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends. During the three-month period ended March 31, 2008, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2007, Registrant made an additional distribution of $3,869 for each $5,000 Participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, establishment of a cash reserve for contingencies, annual limited liability company filing fee and costs incurred in response to an unaffiliated third party tender offer. See Notes C and E to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. Such increase was the result of an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income attributable to funds borrowed for the improvement program for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007.

Total expenses increased for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007. Such increase was the result of increases in interest on mortgages payable, amortization of leasing commissions, depreciation of building improvements, professional fees and miscellaneous expense for the three-month period ended March 31, 2008 as compared with the three-month period ended March 31, 2007.

Liquidity and Capital Resources

Registrant's liquidity has increased at March 31, 2008 as compared with March 31, 2007 as a result of draws on the Second Mortgage. Registrant has remaining draws available of $5,060,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at March 31, 2008, and from proceeds of $7,350,000 drawn on the Second Mortgage through March 31, 2008. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commence April 5, 2009. The First Mortgage matures on December 5, 2014 at which time the principal balance is scheduled to be $24,754,972. The Second Mortgage matures January 5, 2015 at which time the principal balance is scheduled to be $10,937,418. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that current real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$37,147,555	$637,776	$1,828,923	$2,042,156	$32,638,700
Interest Obligations	14,430,197	2,096,895	4,534,912	4,321,679	3,476,711
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$51,577,752	$2,734,671	$6,363,835	$6,363,835	$36,115,411

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2008, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $131,946 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Date: October 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 8, 2008

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

Date: October 8, 2008

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

Date: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 8, 2008

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