Form 10-Q
period 2008-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2008-11-06
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	June 30, 2008	December 31, 2007
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	33,281,259	33,173,876
Less: accumulated depreciation	3,763,652	3,346,608
	29,517,607	29,827,268
Land	2,117,435	2,117,435
Total real estate, net	31,635,042	31,944,703
Cash and cash equivalents	6,001,139	5,191,151
Accounts receivable	200	0
Receivable from participants re: NYS estimated tax	17,171	0
Leasing commissions Less: accumulated amortization	1,542,746 552,909 989,837	1,542,746 466,177 1,076,569

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	387,912	320,132
	894,681	962,461

Total assets	$39,538,070	$39,174,884

Liabilities and Members' Deficiency:
Liabilities:
Mortgages payable	$37,791,276	$37,301,770
Accrued interest	170,664	168,639
Building improvement costs payable	934,663	3,282,693
Payable to lessee, a related party	4,904,753	2,449,340
Total liabilities	43,801,356	43,202,442
Commitments and contingencies	-	-
Members' deficiency	(4,263,286)	(4,027,558)
Total liabilities and members' deficiency	$39,538,070	$39,174,884

See notes to the condensed financial statements.

               250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months	For the Six Months
Ended June 30,	Ended June 30,
	2008	2007	2008	2007
Revenues:
Basic minimum annual rent, from a related party	$676,364	$628,346	$1,348,642	$1,244,431
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000
Total rent income	864,364	816,346	1,724,642	1,620,431
Dividend income	20,963	21,293	54,888	34,973
Miscellaneous income	0	0	962	1,200
Total revenues	885,327	837,639	1,780,492	1,656,604
Expenses:
Interest on mortgages	511,711	472,503	1,022,089	934,712
Supervisory services, to a related party	15,000	15,000	30,000	30,000
Amortization of leasing commissions	42,943	41,278	86,732	84,278
Amortization of mortgage refinancing costs	33,890	33,890	67,780	67,780
Depreciation of building improvements	208,809	203,085	417,044	399,415
Professional fees and miscellaneous	19,787	1,519	32,575	2,019
Total expenses	832,140	767,275	1,656,220	1,518,204
Net Income	$53,187	$70,364	$124,272	$138,400
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$73.87	$97.73	$ 172.60	$ 192.22
Distributions per $5,000 participation unit consisted of the following:
Income	$ 73.87	$ 97.73	$ 172.60	$ 192.22
Return of capital	176.13	152.27	327.40	307.78
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2008 and 2007, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

                                            250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Six Months Ended June 30, 2008	For the Year Ended December 31, 2007
Members' deficiency:
January 1, 2008 January 1, 2007	$(4,027,558)	$(3,746,060)
Add, net income:
January 1, 2008 through June 30, 2008	124,272	0
January 1, 2007 through December 31, 2007	0	3,224,257
	(3,903,286)	(521,803)
Less distributions:
Distributions January 1, 2008 through June 30, 2008	360,000	0
Distributions January 1, 2007 through December 31, 2007	0	720,000
Distribution, November 30, 2007	0	2,785,755
	360,000	3,505,755
Members' deficiency:
June 30, 2008 December 31, 2007	$(4,263,286)	$(4,027,558)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
Cash flows from operating activities: Net income	$ 124,272	$ 138,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	417,044	399,415
Amortization of leasing commissions	86,732	84,278
Amortization of mortgage refinancing costs	67,780	67,780
Change in accounts receivable	(200)	0
Change in leasing commissions	0	(81,136)
Change in accrued interest	2,025	9,890
Net cash provided by operating activities	697,653	618,627

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(107,383)	(616,297)
Change in receivable from participants	(17,171)	(6,205)
Change in building improvement costs payable	(2,348,030)	479,498
Net cash used in investing activities	(2,472,584)	(143,004)

Cash flows from financing activities:
Proceeds from mortgages payable	800,000	2,150,000
Repayment of mortgage payable	(310,494)	(245,886)
Increase in due to lessee	2,455,413	81,135
Distributions to participants	(360,000)	(360,000)

Net cash provided by financing activities	2,584,919	1,625,249

Net change in cash and cash equivalents	809,988	2,100,872
Cash and cash equivalents, Beginning of period	5,191,151	1,276,460
Cash and cash equivalents, end of period	$6,001,139	$3,377,332

Cash paid for: Interest	$1,020,064	$924,822

Supplemental disclosure of noncash investing and financing activities:
Short-term debt payable to lessee and others incurred for the purchase of building improvements	$ -	$1,411,098

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2008 and its results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building" at 250 West 57th Street (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party. Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations ("Participations") in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee. See Note E below.

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee") under a long-term net operating lease dated May 1, 1954 (the "Lease"), the current term of which expires on September 30, 2028. The Participants in Registrant have consented to the granting of options to the Lessee to extend the Lease for three additional twenty-five year renewal terms expiring in 2103. Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin's family.

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent ("Basic Rent") was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The lease modification dated November 17, 2000 between Registrant and Lessee provides that the Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note D.

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

Note D Mortgages

On December 29, 2004, the First Mortgage was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 at which time the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $6,050,000 had been drawn as of June 30, 2008. The remaining $4,260,000 will be drawn through March 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 at which time the principal balance will be $10,937,418. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of June 30, 2008, the Registrant had incurred or accrued costs related to the improvement program of $32,593,259 and estimated that costs upon completion will be approximately $82,334,000. The balance of the costs of the Program will be financed primarily by the remaining $4,260,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six-month period ended June 30, 2008 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2008 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

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

Registrant does not pay dividends. During the six-month period ended June 30, 2008, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. Such increase was the result of an increase in Basic Rent income to cover an increase in debt service and an increase in dividend income attributable to funds borrowed for the improvement program for the six-month period ended June 30, 2008 as compared with the corresponding period of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year. Such increase was primarily the result of increases in interest on mortgages payable, amortization of leasing commissions, depreciation of building improvements, professional fees and miscellaneous expense for the three and six-month periods ended June 30, 2008 as compared with the corresponding periods of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at June 30, 2008 as compared with June 30, 2007 as a result of draws on the Second Mortgage. Registrant has remaining draws available of $4,260,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at June 30, 2008, and from proceeds of $8,150,000 drawn on the Second Mortgage through June 30, 2008. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in general and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its net lessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commence April 5, 2009. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property would be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$37,791,276	$764,856	$2,416,977	$2,706,374	$31,903,069
Interest Obligations	12,261,777	2,100,014	3,946,858	3,657,461	2,557,444
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total		$2,864,870	$6,363,835	$6,363,835	$34,460,513

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of June 30, 2008, certain of the Members in Registrant held Participations as follows:

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

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee's former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses have been paid by Wien & Malkin and Mr. Malkin. Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. Accordingly, Registrant's allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements. As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

Number	EXHIBIT INDEX (cont.) Document	Page*
31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: November 6, 2008

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

Date: November 6, 2008

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

Date: November 6, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: November 6, 2008

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