Form 10-Q
period 2008-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-01-16
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-2666

250 WEST 57th ST. ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company (State or other jurisdiction of incorporation or organization)	13-6083380 (I.R.S. Employer Identification No.)

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

Smaller Reporting Company [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	September 30, 2008	December 31, 2007
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	33,524,034	33,173,876
Less: accumulated depreciation	3,973,630	3,346,608
	29,550,404	29,827,268
Land	2,117,435	2,117,435
Total real estate, net	31,667,839	31,944,703
Cash and cash equivalents	6,012,064	5,191,151
Receivable from lessee	2,955,347	-
Receivable from participants re: NYS estimated tax	25,039	-
Leasing commissions Less: accumulated amortization	1,542,746 595,535 947,211	1,542,746 466,177 1,076,569

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	421,801	320,132
	860,792	962,461

Total assets	$42,468,292	$39,174,884

Liabilities and Members' Deficiency:
Liabilities:
Mortgages payable	$37,632,907	$37,301,770
Accrued interest	170,643	168,639
Accrued supervisory services	303,341	-
Building improvement costs payable	1,177,439	3,282,693
Payable to lessee, a related party	4,904,753	2,449,340
Total liabilities	44,189,083	43,202,442
Commitments and contingencies	-	-
Members' deficiency	(1,720,791)	(4,027,558)
Total liabilities and members' deficiency	$42,468,292	$39,174,884

See notes to the condensed financial statements.

                                     250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues:
Basic minimum annual rent, from a related party	$683,856	$649,802	$2,032,498	$1,894,233
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related party	2,957,049	3,281,822	2,957,049	3,281,822
Total rent income	3,828,905	4,119,624	5,553,547	5,740,055
Dividend income	22,683	36,224	77,571	71,197
Miscellaneous income	0	0	962	1,200
Total revenues	3,851,588	4,155,848	5,632,080	5,812,452
Expenses:
Interest on mortgages	518,464	491,898	1,540,553	1,426,610
Basic fees for supervisory services, to a related party	15,000	15,000	45,000	45,000
Additional payment for supervisory services, to a related party	303,341	309,528	303,341	309,528
Amortization of leasing commissions	42,628	43,791	129,359	128,068
Amortization of mortgage refinancing costs	33,890	33,891	101,671	101,671
Depreciation of building improvements	209,978	202,557	627,022	601,972
Professional fees and miscellaneous	5,792	63,171	38,367	65,190
Total expenses	1,129,093	1,159,836	2,785,313	2,678,039
Net Income	$2,722,495	$2,996,012	$2,846,767	$3,134,413
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$3,781.24	$4,161.13	$3,953.84	$4,353.35
Distributions per $5,000 participation unit consisted of the following:
Income	$250.00	$250.00	$750.00	$750.00
Return of capital	0	0	0	0
Total distributions	$250.00	$250.00	$750.00	$750.00

At September 30, 2008 and 2007, there were $3,600,000 of participation units outstanding

See notes to the condensed financial statements.

                                             250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members' Deficiency

(Unaudited)
	For the Nine Months Ended September 30, 2008	For the Year Ended December 31, 2007
Members' deficiency:
January 1, 2008 January 1, 2007	$(4,027,558)	$(3,746,060)
Add, net income:
January 1, 2008 through September 30, 2008	2,846,767	0
January 1, 2007 through December 31, 2007	0	3,224,257
	(1,180,791)	(521,803)
Less distributions:
Distributions January 1, 2008 through September 30, 2008	540,000	0
Distributions January 1, 2007 through December 31, 2007	0	720,000
Distribution, November 30, 2007	0	2,785,755
	540,000	3,505,755
Members' deficiency:
September 30, 2008 December 31, 2007	$(1,720,791)	$(4,027,558)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
Cash flows from operating activities: Net income	$ 2,846,767	$ 3,134,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	627,022	601,972
Amortization of leasing commissions	129,359	128,068
Amortization of mortgage refinancing costs	101,671	101,671
Change in rent receivable from lessee	(2,955,347)	(3,281,822)
Change in leasing commissions	0	(82,336)
Change in accrued interest and other expenses	2,004	74,369
Change in accrued additional payment to supervisor	303,341	309,528
Net cash provided by operating activities	1,054,817	985,863

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(350,158)	(136,799)
Change in building improvement costs payable	(2,105,254)	-
Net cash used in investing activities	(2,455,412)	(136,799)

Cash flows from financing activities:
Change in receivable from participants	(25,040)	(6,708)
Proceeds from mortgage payable	800,000	2,550,000
Repayment of mortgage payable	(468,864)	(396,053)
Increase in due to lessee	2,455,412	82,334
Distributions to participants	(540,000)	(540,000)

Net cash provided by financing activities	2,221,508	1,689,573

Net increase in cash and cash equivalents	820,913	2,538,637
Cash and cash equivalents, Beginning of period	5,191,151	1,276,460
Cash and cash equivalents, end of period	$6,012,064	$3,815,097

Cash paid for: Interest	$1,538,549	$1,415,412
Supplemental disclosure of noncash investing and financing activities:
Short-term debt payable to lessee and others incurred for the purchase of building improvements	$ -	$2,037,104

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A  Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the "Registrant") reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. Information included in the condensed balance sheet as of December 31, 2007 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2007 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC"). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the "Fisk Building at 250 West 57th Street" (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party. Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations ("Participations") in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Wien & Malkin LLC ("Wien & Malkin" or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee. See Note E below.

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

For the lease year ended September 30, 2008, Lessee reported net operating profit of $6,900,822 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2008 and Secondary Overage Rent of $2,957,049 subsequent to September 30, 2008. The Secondary Overage Rent of $2,957,049 represents 50% of the excess of the Lessee's net operating profit of $6,900,822 over $752,000, less $117,360 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2008 of $2,957,049 plus $117,360 of interest income was available for distribution by the Registrant to the Participants. After deducting the Additional Payment to Supervisor of $303,341 (Note E), $38,000 of professional fees and annual New York State limited liability company filing fees of $3,000, the balance of $2,730,068 was distributed by Registrant to the Participants on November 30, 2008.

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

On May 25, 2006, a second mortgage (the "Second Mortgage") was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $6,050,000 has been drawn as of September 30, 2008. The remaining $4,260,000 will be drawn through March 5, 2009 to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 at which time the principal balance will be $10,937,418. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of September 30, 2008, the Registrant had incurred or accrued costs related to the improvement program of $32,836,000 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the remaining $4,260,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the nine-month period ended September 30, 2008 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2008 was equal to the Participants' original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant's distributive share of reportable income and cash distributions.

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

Registrant does not pay dividends. During the nine-month period ended September 30, 2008, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2008, Registrant made an additional distribution of $3,792 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual limited liability company filing fee and professional fees relating to an investor matter. See Notes C and E to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues decreased for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year. Such decrease was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in Secondary Overage Rent attributable to the decrease in Lessee's profit for purposes of determining Secondary Overage Rent for the three and nine-month periods ended September 30, 2008 as compared with the corresponding periods of the prior year.

Total expenses increased for the nine-month period ended September 30, 2008 as compared with the corresponding period of the prior year. Such increase was the net result of increases in interest on mortgages payable, amortization of leasing commissions and depreciation of building improvements and a decrease in the Additional Payment to Supervisor, professional fees and miscellaneous expense for the nine-month period ended September 30, 2008 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at September 30, 2008 as compared with September 30, 2007 as a result of draws on the Second Mortgage. Registrant has remaining draws available of $4,260,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at September 30, 2008, and from proceeds of $8,150,000 drawn on the Second Mortgage through September 30, 2008. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant's existing and planned debt will not occur within the next 36 months, and (c) the Building's rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commence April 5, 2009. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity. Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that historic real estate trends continue in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:
Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$37,632,907	$893,880	$2,451,380	$2,744,917	$31,542,730
Interest Obligations	11,742,608	2,088,934	3,912,455	3,618,918	2,122,301
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$49,375,515	$2,982,814	$6,363,835	$6,363,835	$33,665,031

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2007.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of September 30, 2008, certain of the Members in Registrant held Participations as follows:

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

Item 4T. Controls and Procedures.

    Evaluation of disclosure controls and procedures. A senior member of the Supervisor functioning in the capacity of Registrant's chief executive officer and Registrant's chief financial officer, after evaluating the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, the end of the period covered by this report, has concluded that Registrant's disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Item 6. Exhibits

Number	EXHIBIT INDEX Document	Page*
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

Date: January 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 16, 2009

_____________________________________________________________________________

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

Date: January 16, 2009

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

Date: January 16, 2009

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 16, 2009

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

    the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2008 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

    the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 16, 2009

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