Form 10-K/A
period 2006-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-01-23
CIK 100412

FORM 10-K/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

The aggregate market of the voting stock held by non-affiliates of the Registrant: Not applicable, but see Items 5 and 10 of this report.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of 250 West 57th St. Associates L.L.C for the fiscal year ended December 31, 2006 is filed to include the financial statements of Fisk Building Associates L.L.C. for the 3 years ended December 31, 2006.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

Item 15 (a) (3) Exhibits

Financial statements of Fisk Building Associates L.L.C. for the years ended December 31, 2006, 2005 and 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member of Financal/Accounting staff

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice President, Finance

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

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By: /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 23, 2009

________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

CERTIFICATIONS   I, Mark Labell, certify that:

  I have reviewed this Annual Report on Form 10-K and Form 10-K/A of 250 West 57th St. Associates L.L.C.;

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

Date: January 23, 2009
                                                                                                                          /s/ Mark Labell__
                                                                                                                         Name: Mark Labell

Title: Senior Vice President, Finance Wien & Malkin LLC, Supervisor of 250 West 57th St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS I, Mark Labell, certify that:

  I have reviewed this Annual Report on Form 10-K and Form 10-K/A of 250 West 57th St. Associates L.L.C.;

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

Date: January 23, 2009

                                                                                                                        /s/ Mark Labell____
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

  the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 23, 2009

                                                                                                    /s/ Mark Labell____
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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of 250 West 57th St. Associates L.L.C .("Registrant"), to certify that:

  the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 23, 2009
                                                                                                    /s/ Mark Labell____
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

FISK BUILDING ASSOCIATES L.L.C.

           FINANCIAL STATEMENTS

                  Years Ended December 31, 2006, 2005 and 2004

FISK BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants                                                                        1

Financial Statements:

Balance Sheets                                                                                                       2

Statements of Operations                                                                                      3

Statements of Changes in Members' Equity                                                        4

Statements of Cash Flows                                                                                     5

Notes to Financial Statements                                                                               6 - 12

Report of Independent Accountants

Members

Fisk Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. (a New York limited liability company) (the "Company") as of December 31, 2006, 2005 and 2004, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Fisk Building Associates L.L.C. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. as of December 31, 2006, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

January 19, 2009

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,                                                                      2006                     2005                  2004

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold	$ 100,000	$ 100,000	$ 100,000
Leasehold improvements	4,785,024	3,537,706	2,241,764
Subtenant improvements	2,828,941	1,947,448	683,332
	7,713,965	5,585,154	3,025,096
Less accumulated depreciation
and amortization	1,832,107	1,270,837	934,170

Net Property	5,881,858	4,314,317	2,090,926

Other Assets:
Cash and cash equivalents (Note 2)	2,816,211	1,821,955	171,441
Cash - restricted - tenants' security
deposits	1,810,693	1,494,502	1,208,594
Rent receivable (Note 2)	754,310	524,621	336,325
Unbilled rent receivable (Note 2)	7,930,661	7,131,692	6,171,511
Due from Lessor (Note 5)	321,679	2,144,669	2,408,766
Due from managing agent (Note 7)	315,073	213,749	35,241
Due from nonresident member	7,479	1,712	1,482
Prepaid expenses	1,700,927	20,499	1,477,093
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	2,485,947	2,858,375	3,378,741
Other assets	126,898	-	-

Total Assets	$ 24,151,736	$ 20,526,091	$ 17,280,120

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 316,468	$ 355,522	$ 267,384
Accrued additional rent due Lessor
(Note 5)	1,194,550	592,626	476,131
Tenants' security deposits payable	1,810,693	1,494,502	1,208,594
Deferred income (Note 2)	504,665	74,454	134,920

Total Liabilities	3,826,376	2,517,104	2,087,029

Commitments (Note 5)	-	-	-

Members' Equity (Note 3)	20,325,360	18,008,987	15,193,091

Total Liabilities and Members' Equity	$ 24,151,736	$ 20,526,091	$ 17,280,120

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,                                           2006                        2005                 2004

Income (Notes 2 and 6):
Minimum rental revenue	$ 17,206,427	$ 15,896,347	$ 13,512,168
Escalations and expense reimbursements	1,380,792	2,084,196	1,658,486
Other income	662,014	170,628	461,139

Total Income	19,249,233	18,151,171	15,631,793

Operating Expenses:
Basic rent expense (Note 5)	1,743,807	1,261,504	823,390
Primary additional rent (Note 5)	752,000	752,000	752,000
Secondary additional rent (Note 5)	2,303,172	1,845,860	1,592,092
Real estate taxes	3,389,708	3,153,117	2,753,422
Payroll and related costs	2,850,740	2,648,510	2,591,287
Repairs and maintenance	686,585	882,910	1,243,864
Utilities	221,099	274,082	202,074
Management fee (Note 7)	208,708	187,901	164,898
Supervisory and other fees (Note 5)	271,256	221,743	220,507
Professional fees	416,617	350,625	383,308
Insurance	281,161	328,155	314,658
Advertising (Note 2)	279,377	449,666	408,623
Administrative	203,647	161,372	144,013
Depreciation (Note 2)	561,270	336,667	189,781
Amortization (Note 2)	519,479	786,145	827,859
Bad debts, net (Note 2)	330,519	77,858	(79,170)

Total Operating Expenses	15,019,145	13,718,115	12,532,606

Operating Income	4,230,088	4,433,056	3,099,187

Interest Income	102,957	24,504	12,120

Net Income	$ 4,333,045	$ 4,457,560	$ 3,111,307

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

Years Ended December 31,                                        2006                      2005                  2004

Members' Equity - beginning of year	$ 18,008,987	$ 15,193,091	$ 13,723,451

Net Income	4,333,045	4,457,560	3,111,307

Distributions	(2,016,672)	(1,641,664)	(1,641,667)

Members' Equity - end of year	$ 20,325,360	$ 18,008,987	$ 15,193,091

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                              2006                  2005                2004

>
Cash Flows from Operating Activities:
Net income	$ 4,333,045	$ 4,457,560	$ 3,111,307
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation	561,270	336,667	189,781
Amortization	519,479	786,145	827,859
Net change in operating assets
and liabilities:
Rent receivable	(229,689)	(188,296)	(171,984)
Unbilled rent receivable	(798,969)	(960,181)	(1,363,752)
Due from managing agent	(101,324)	(178,508)	(18,551)
Prepaid expenses	(1,680,428)	1,456,594	(1,452,679)
Other assets	(126,898)	-	68,774
Accounts payable and accrued
liabilities	19,508	88,138	(818,361)
Accrued additional rent due Lessor	601,924	116,495	238,338
Deferred income	430,211	(60,466)	101,161

Net Cash Provided by Operating Activities	3,528,129	5,854,148	711,893

Cash Flows from Investing Activities:
Property additions	(2,128,811)	(2,560,058)	(25,657)
Deferred charges - leasing commissions	(205,613)	(265,779)	(1,288,210)
Due from Lessor	1,822,990	264,097	144,269
Due from nonresident member	(5,767)	(230)	7,247

Net Cash Used in Investing Activities	(517,201)	(2,561,970)	(1,162,351)

Cash Flows from Financing Activities -
Members' distributions	(2,016,672)	(1,641,664)	(1,641,667)

Net Cash Used in Financing Activities	(2,016,672)	(1,641,664)	(1,641,667)

Net Increase (Decrease) in Cash and
Cash Equivalents	994,256	1,650,514	(2,092,125)

Cash and Cash Equivalents -
beginning of year	1,821,955	171,441	2,263,566

Cash and Cash Equivalents -
end of year	$ 2,816,211	$ 1,821,955	$ 171,441

Supplemental Disclosure of Cash Flow Information - Net cash used in investing activities includes a $58,562 decrease in accounts payable and accrued liabilities in 2006.

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 543,000 square foot office building situated at 250 West 57th Street, New York, New York (the "Property"). On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the "Company"). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on May 1, 1954 and is to continue until the earlier of the complete disposition of all of the Company's assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2. Summary of Significant Accounting Policies

Revenue recognition - Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rents receivable on the accompanying balance sheet. Leases generally contain provisions under which tenants reimburse the Company for increases in the consumer price index, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Management believes no allowance was necessary at December 31, 2006, 2005 and 2004.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

The Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets' carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2006, 2005 and 2004.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements. Subtenant improvements and leasing commissions are amortized by the straight-line method over the terms of the related tenant leases. Lease termination fees are amortized by the straight-line method over the term of the original lease.

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company's taxable income or loss is reportable by its members.

Advertising - The Company expenses advertising costs as incurred.

Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rents (including unbilled rent receivable) as being particularly sensitive. Further, when tenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

3. Members' Equity	Profits, losses and distributions are allocated to the members pursuant to the Company's Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2006, 2005 and 2004:

                                           2006               2005            2004

Leasing commissions $ 8,057,803   $ 7,910,752   $ 7,644,973

Lease termination fees   1,250,000      1,250,000      1,250,000

                                           9,307,803      9,160,752      8,894,973

Less accumulated

amortization                     6,821,856       6,302,377     5,516,232

Total                               $ 2,485,947    $ 2,858,375 $ 3,378,741

5. Related Party Transactions

The Company (the "Lessee") entered into a lease agreement with 250 West 57th St. Associates L.L.C. (the "Lessor") which is currently set to expire on September 30, 2028. The participants in Lessor have consented to the granting of options to the Lessee to extend the lease for three additional 25 year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee's compliance with the terms of such consents. There is no change in the terms of the lease during the renewal periods. The Lessee may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor, plus $28,000 for supervisory services.

The lease also provides for additional rent, as follows:

  Primary additional rent equal to the first $752,000 of Lessee's net operating income, as defined, in each lease year.

  Secondary additional rent equal to 50% of the Lessee's remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of primary additional rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

As of December 31, 2006, 2005 and 2004 the accrued additional rent due Lessor was $1,194,550, $592,626 and $476,131, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Lessor agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103. In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the "First Mortgage"), of which $15,500,000 was used to repay the existing first mortgage. The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions. On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the "Second Mortgage"), which will be used to finance capital improvements as needed. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. In 2006 the Lessor and Lessee approved increased refinancing of up to $63,900,000.

The Company is financing the Program and billing the Lessor for the costs incurred. The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor's intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company. Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay further additional rent.

The First Mortgage in the amount of $30,500,000 is scheduled to mature on January 5, 2015. The First Mortgage bears interest at 5.33% per annum, payable monthly in arrears. Commencing February 5, 2007, the First Mortgage requires equal monthly payments of $184,213 applied first to interest at 5.33% per annum, and then principal based on a 25-year amortization period. No prepayment fee shall be due if the loan is prepaid during the final 90 days prior to the maturity date.

The Second Mortgage in the amount of $12,410,000 is scheduled to mature on January 5, 2015. The Second Mortgage bears interest at 6.13% per annum, payable monthly in arrears. Commencing April 5, 2009, the Second Mortgage requires equal monthly payments of $80,947 applied first to interest at 6.13% per annum, and then principal based on a 25-year amortization period. No prepayment fee shall be due if the loan is prepaid during the final 90 days prior to the maturity date.

The following is a schedule of future minimum rental payments as of December 31, 2006 (based on the current amount of the Lessor's outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2007           $ 2,530,000

2008              2,660,000

2009              3,070,000

2010              3,210,000

2011              3,210,000

Thereafter     9,830,000

                 $ 24,510,000

Basic rent payable shall be increased to cover debt service on the increased mortgages.

As of December 31, 2006, the Lessor had incurred costs related to the Program of approximately $30,088,580 and estimates that the Program will be complete by 2016 and that costs upon completion will be approximately $77,300,000. The Lessor has funded and capitalized leasing commissions totaling $1,460,410 as of December 31, 2006. The balance of the costs of the Program will be financed by an additional $20,990,000 of loans previously approved and operations as required.

Due from Lessor at each respective year end represents leasehold improvement and leasing costs advanced by the Lessee to be reimbursed by Lessor from remaining refinancing proceeds when funds are required.

Supervisory and other services are provided to the Company by its Supervisor, Wien & Malkin LLC, a related party. Beneficial interests in the Company are held directly or indirectly by one or more persons at Wien & Malkin LLC and/or their family members.

Fees and payments to Wien & Malkin LLC are as follows:

Years Ended December 31,

                                               2006        2005          2004

Basic supervisory fees    $ 48,000   $ 48,000   $ 48,000

Service fee on investment

income                                   10,296        2,450        1,212

Profits interest                     212,960   171,293    171,295

Total                                  $ 271,256  $ 221,743  $ 220,507

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year. For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member. Distributions in respect of Wien & Malkin's profits interest totaled $212,960, $171,293 and $171,295 for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, other fees and disbursements to Wien & Malkin were $31,006, $26,102 and $48,402 for the years ended December 31, 2006, 2005 and 2004, respectively. Such other fees and disbursements are included in various line items in the statements of operations.

For administration and investment of the Company's supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $10,296, $2,450 and $1,212 for the years ended December 31, 2006, 2005 and 2004, respectively. Accrued fees of $10,296, $2,450 and $1,212 were outstanding as of December 31, 2006, 2005 and 2004, respectively.

Wien & Malkin also serves as supervisor for the Company's Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2006 are as follows:

Years ending December 31,

2007                                               $ 16,860,000

2008                                                  15,390,000

2009                                                  13,050,000

2010                                                  10,740,000

2011                                                    9,520,000

Thereafter                                         42,390,000

                                                     $ 107,950,000

7. Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum. For the years 2006, 2005 and 2004, the management fee totaled $208,708, $187,901 and $164,898, respectively.

A portion of the Company's cash is held in accounts in the custody of the managing agent. These amounts are shown as "Due from managing agent."

8. Multiemployer Pension Plan

In connection with the Company's collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company's janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $140,000, $129,000 and $125,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Management has no intention of undertaking any action which could subject the Company to the obligation.