Form 10-K/A
period 2007-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-01-28
CIK 100412

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

This Amendment No. 1 to the Annual Report on Form 10-K of 250 West 57th St. Associates L.L.C for the fiscal year ended December 31, 2007 is filed to include the financial statements of Fisk Building Associates L.L.C. for the two years ended December 31, 2007.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15. Exhibits, Financial Statement Schedules and

Reports on Form 10-K.

Item 15 (a) (3) Exhibits

Financial statements of Fisk Building Associates L.L.C. for the years ended December 31, 2007 and 2006

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

By:_/s/ Mark Labell__

Mark Labell, Attorney-in-Fact*

Date: January 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By:_/s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: January 28, 2009

________________________

* Mr. Labell supervises accounting functions for Registrant.

Exhibit 31.1

                                                                                                            CERTIFICATIONS

I, Mark Labell, certify that:

 1.  I have reviewed this Annual Report on Form 10-K and Form 10-K/A of 250 West 57th St. Associates L.L.C.;

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

4.  The Registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

a.  Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.  Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.  Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.  The Registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

    a.   All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; an

    b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls over financial reporting.

Date: January 28, 2009

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

Date: January 28, 2009

/s/ Mark Labell______
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

  the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 28, 2009

_/s/ Mark Labell__
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

  the Annual Report on Form 10-K and Form 10-K/A of Registrant for the period ended December 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

  the information contained in the Annual Report Form 10-K and Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 28, 2009

/s/ Mark Labell______
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

FISK BUILDING ASSOCIATES L.L.C.

           FINANCIAL STATEMENTS

                   Years Ended December 31, 2007 and 2006

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

Report of Independent Accountants

Members

Fisk Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. (a New York limited liability company) (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, changes in members' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of Fisk Building Associates L.L.C. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

January 22, 2009

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,                                                                                                         2007              2006

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold	$ 100,000	$ 100,000
Leasehold improvements	5,823,266	4,785,024
Subtenant improvements	3,077,946	2,828,941
	9,001,212	7,713,965
Less accumulated depreciation
and amortization	2,576,394	1,832,107

Net Property	6,424,818	5,881,858

Other Assets:
Cash and cash equivalents (Note 2)	2,012,721	2,816,211
Cash - restricted - tenants' security
deposits	1,616,504	1,810,693
Rent receivable (Note 2)	987,245	754,310
Unbilled rent receivable (Note 2)	7,883,953	7,930,661
Due from Lessor (Note 5)	2,449,340	321,679
Due from managing agent (Note 7)	530,242	315,073
Due from nonresident member	1,277	7,479
Prepaid expenses	1,662,945	1,700,927
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	2,929,993	2,485,947
Other assets	142,255	126,898

Total Assets	$26,641,293	$24,151,736

LIABILITIES AND MEMBERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 294,618	$ 316,468
Accrued additional rent due Lessor
(Note 5)	1,088,162	1,194,550
Tenants' security deposits payable	1,616,504	1,810,693
Deferred income (Note 2)	625,428	504,665

Total Liabilities	3,624,712	3,826,376

Commitments (Note 5)	-	-

Members' Equity (Note 3)	23,016,581	20,325,360

Total Liabilities and Members' Equity	$26,641,293	$24,151,736

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.
STATEMENTS OF OPERATIONS

Years Ended December 31,                                                                            2007                     2006

Income (Notes 2 and 6):
Minimum rental revenue	$17,269,917	$17,206,427
Escalations and expense reimbursements	3,591,037	1,380,792
Other income	470,096	662,014

Total Income	21,331,050	19,249,233

Operating Expenses:
Basic rent expense (Note 5)	2,554,249	1,743,807
Primary additional rent (Note 5)	752,000	752,000
Secondary additional rent (Note 5)	3,175,435	2,303,172
Real estate taxes	3,288,093	3,389,708
Payroll and related costs	2,732,562	2,850,740
Repairs and maintenance	922,903	686,585
Utilities	363,646	221,099
Management fee (Note 7)	253,420	208,708
Supervisory and other fees (Note 5)	232,281	271,256
Professional fees	653,821	416,617
Insurance	311,075	281,161
Advertising (Note 2)	263,814	279,377
Administrative	172,788	203,647
Depreciation (Note 2)	744,287	561,270
Amortization (Note 2)	583,934	519,479
Bad debts, net (Note 2)	282,059	330,519

Total Operating Expenses	17,286,367	15,019,145

Operating Income	4,044,683	4,230,088

Interest Income	213,210	102,957

Net Income	$ 4,257,893	$ 4,333,045

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS' EQUITY

Years Ended December 31,                                                                             2007                      2006

Members' Equity - beginning of year	$20,325,360	$18,008,987

Net Income	4,257,893	4,333,045

Distributions	(1,566,672)	(2,016,672)

Members' Equity - end of year	$23,016,581	$20,325,360

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,                                                                              2007                  2006

Cash Flows from Operating Activities:
Net income	$4,257,893	$4,333,045
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation	744,287	561,270
Amortization	583,934	519,479
Net change in operating assets
and liabilities:
Rent receivable	(232,935)	(229,689)
Unbilled rent receivable	46,708	(798,969)
Due from managing agent	(215,169)	(101,324)
Prepaid expenses	37,982	(1,680,428)
Other assets	(15,357)	(126,898)
Accounts payable and accrued
liabilities	(21,850)	19,508
Accrued additional rent due Lessor	(106,388)	601,924
Deferred income	120,763	430,211

Net Cash Provided by Operating Activities	5,199,868	3,528,129

Cash Flows from Investing Activities:
Property additions	(1,287,247)	(2,128,811)
Deferred charges - leasing commissions	(1,027,980)	(205,613)
Due from Lessor	(2,127,661)	1,822,990
Due from nonresident member	6,202	(5,767)

Net Cash Used in Investing Activities	(4,436,686)	(517,201)

Cash Flows from Financing Activities -
Members' distributions	(1,566,672)	(2,016,672)

Net Cash Used in Financing Activities	(1,566,672)	(2,016,672)

Net Increase (Decrease) in Cash and
Cash Equivalents	(803,490)	994,256

Cash and Cash Equivalents -
beginning of year	2,816,211	1,821,955

Cash and Cash Equivalents -
end of year	$2,012,721	$2,816,211
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

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Management believes no allowance was necessary at December 31, 2007 and 2006.

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

Property - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets' carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2007 and 2006.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements. Subtenant improvements and leasing commissions are amortized by the straight-line method over the terms of the related tenant leases. Lease termination fees were amortized by the straight-line method over the term of the original lease.

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

3. Members' Equity	Profits, losses and distributions are allocated to the members pursuant to the Company's Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2007 and 2006:

                                                          2007            2006

Leasing commissions         $ 9,085,783      $ 8,057,803

Lease termination fees           1,250,000         1,250,000

                                                 10,335,783        9,307,803

Less accumulated

amortization                              7,405,790        6,821,856

Total                                        $ 2,929,993    $ 2,485,947

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

As of December 31, 2007 and 2006 the accrued additional rent due Lessor was $1,088,162 and $1,194,550, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103. In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the "First Mortgage"), of which $15,500,000 was used to repay the existing first mortgage. The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions. On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the "Second Mortgage"), which will be used to finance capital improvements as needed. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. In 2006 the Lessor and Lessee approved increased refinancing of up to $63,900,000.

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

The following is a schedule of future minimum rental payments as of December 31, 2007 (based on the current amount of the Lessor's outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2008                                        $ 2,660,000

2009                                           3,070,000

2010                                           3,210,000

2011                                           3,210,000

2012                                           3,210,000

Thereafter                                  6,620,000

                                               $ 21,980,000

Basic rent payable shall be increased to cover debt service on the increased mortgages.

As of December 31, 2007, the Lessor had incurred costs related to the Program of approximately $32,485,876 and estimates that the Program will be complete by 2016 and that costs upon completion will be approximately $77,300,000. The Lessor has funded and capitalized leasing commissions totaling $1,542,746 as of December 31, 2007. The balance of the costs of the Program will be financed by an additional $20,990,000 of loans previously approved.

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

Fees and payments to Wien & Malkin LLC are as follows:

Years Ended December 31,

                                                                    2007        2006

Basic supervisory fees                        $ 48,000     $ 48,000

Service fee on investment income        21,321         10,296

Profits interest                                       162,960       212,960

Total                                                     $ 232,281   $ 271,256

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year. For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member. Distributions in respect of Wien & Malkin's profits interest totaled $162,960 and $212,960 for the years ended December 31, 2007 and 2006, respectively. In addition, other fees and disbursements to Wien & Malkin were $14,809 and $31,006 for the years ended December 31, 2007 and 2006, respectively. Such other fees and disbursements are included in various line items in the statements of operations.

For administration and investment of the Company's supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $21,321 and $10,296 for the years ended December 31, 2007 and 2006, respectively. Accrued fees of $21,321 and $10,296 were outstanding as of December 31, 2007 and 2006, respectively.

Wien & Malkin also serves as supervisor for the Company's Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2007 are as follows:

Years ending December 31,

2008                                             $ 18,970,000

2009                                                16,990,000

2010                                                14,520,000

2011                                                13,020,000

2012                                                11,830,000

Thereafter                                       47,530,000

                                                   $ 122,860,000

7. Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum. For the years 2007 and 2006, the management fee totaled $253,420 and $208,708, respectively.

A portion of the Company's cash is held in accounts in the custody of the managing agent. These amounts are shown as "Due from managing agent."

8. Multiemployer Pension Plan

In connection with the Company's collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company's janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $145,000 and $140,000 for the years ended December 31, 2007 and 2006, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan's unfunded vested benefits liability. Management has no intention of undertaking any action which could subject the Company to the obligation.