Form 10-K
period 2008-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-06-16
CIK 100412

250 West 57th St. Associates L.L.C.

December 31, 2008

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Smaller Reporting Company [X]

250 West 57th St. Associates L.L.C.

December 31, 2008

PART I

Item 1.

Business.

(a)

General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the Fisk Building (the "Building"), 250-264 West 57th Street, New York, New York and to the land there under (collectively, the "Property").  On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57 th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations in his respective member interest in Registrant (the "Participants").

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Lease"), the current term of which expires on September 30, 2028.  Lessee is a New York limited liability company whose members consist of, among others, entities for the benefit of members of Peter L. Malkin’s family. In addition, both of the Agents hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Lessee.  See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2008, the Building was approximately 93% occupied by approximately 193 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment.  Registrant does not maintain a full-time staff.  See Item 2 hereof for additional information concerning the Building.

(b)

Lease

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The lease modification dated November 17, 2000 between Registrant and Lessee provides that the Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages.

                        Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 th in the maximum amount of $752,000 per annum.  Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining original cash investment and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30 th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30 th.

For the lease year ended September 30, 2008, Lessee reported net operating profit of $6,900,822 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2008 and Secondary Overage Rent of $2,957,049 subsequent to September 30, 2008.  The Secondary Overage Rent of $2,957,049 represents 50% of the excess of the Lessee’s net operating profit of $6,900,822 over $752,000, less $117,360 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2008 of $2,957,049 plus $117,360 of interest income was available for distribution by the Registrant to the Participants. After deducting the Additional Payment to Supervisor of $303,341 (Item 11), $38,000 of professional fees and annual New York State limited liability company filing fees of $3,000, the balance of $2,730,068 was distributed by Registrant to the Participants on November 30, 2008.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Primary Overage Rent received from October 1st to December 31 st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Lessee has exercised its option to renew the Lease for a period of twenty-five years from October 1, 2003 through September 30, 2028. The Participants in Registrant have consented to the granting of options to the Lessee to extend the lease for three additional twenty-five year renewal terms expiring in 2103.

Real estate taxes paid directly by the Lessee totaled approximately $3,348,089 and $3,288,093 for the years ended December 31, 2008 and 2007, respectively.

(c)

Mortgage Loan Refinancings

On December 29, 2004, the first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 at which time the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $8,250,000 had been drawn as of December 31, 2008. The remaining $2,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015 at which time the principal balance will be $10,937,418. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000 . Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of December 31, 2008, the Registrant had incurred or accrued costs related to the improvement program of $32,836,036 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the remaining $2,060,000 to be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

(d)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental  payable to Lessee is approximately $49 per square foot (exclusive of electricity charges and escalation).  The asking rates for new leases at the building range from $49 to $60 per square foot.

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

Item 2.

Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the Fisk Building, and the land thereunder.  Registrant's fee title to the Property is encumbered by the First and Second Mortgage which, at December 31, 2008, had unpaid principal balances of $39,672,417. For a description of the terms of the Mortgages see Note 3 of the Notes to the Financial Statements.

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

Item 3.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Wien & Malkin and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this 10-K.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

PART II

Item 5.

Market for Registrant's Common Equity

and Related Security Holder Matters.

Registrant was a joint venture pursuant to an agreement entered into among various individuals dated May 1, 1954. As of November 30, 2001, Registrant is a limited liability company.

Registrant has not issued any common stock.  The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member interests of the Members in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent.  The Participations represent each Participant's fractional share in a Member’s undivided interest in Registrant and are divided approximately equally among the Members.  Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices.  Registrant has not repurchased Participations in the past and it is not likely to change its policy in the future.

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  Registrant was advised of 33 transfers of Participations during 2008. In nine instances, the indicated purchase price was equal to 5.2 times the face amount of the Participation transferred, i.e., $26,050 for a $5,000 Participation. In all other cases, no consideration was indicated.

(b)

As of December 31, 2008, there were 609 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the years ended December 31, 2008 and 2007, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation).  On November 30, 2008 and November 30, 2007, Registrant made additional distributions for each $5,000 Participation of $3,792 and $3,869, respectively.  Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2008 and 2007 in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional and filing fees and establishment of a cash reserve for contingencies.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  (See Item 1 hereof).  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.  See Item 7 hereof.

Item 6.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data for Associates for each of the five years in the period ended December 31, 2008.  This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by Associates.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                                                                                    Year ended December 31,

  2008

   2007

   2006

   2005

  2004

Basic minimum annual rent income	$2,730,283	$2,554,250	$1,736,405	$1,266,162	$828,250
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	2,957,049	3,281,821	1,701,242	1,729,364	1,353,749
Dividend and interest income	80,760	110,986	156,297	100,008	19,647
Miscellaneous income	962	1,200	-	-	-
Total revenues	$6,521,054	$6,700,257	$4,345,944	$3,847,534	$2,953,646
Net income	$2,902,949	$3,224,257	$1,355,014	$1,633,312	$1,464,767
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$4,032	$4,478	$1,882	$2,268	$2,034
Total assets	$36,746,379	$39,174,884	$33,895,059	$31,189,475	$22,324,243
Long-term obligations	$39,672,417	$37,301,770	$34,100,000	30,500,000	$18,500,000
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$4,032	$4,478	$1,882	$2,268	$2,034
Return of capital	760	391	1,491	961	663
Total distributions	$4,792	$4,869	$3,373	$3,229	$2,697

I tem 6a.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents Associates unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2008.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the financial statements and the notes thereto of Associates included in this Annual Report on Form 10-K.

                                     Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Statement of Income Data:
Basic minimum annual rent income	$672,278	$676,364	$683,856	$697,785
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	2,957,049	-
Miscellaneous income	962	-	-	-
Dividend and interest income	33,925	20,963	22,683	3,189
Total revenues	895,165	885,327	3,851,588	888,974

Interest on mortgages	510,378	511,711	518,464	529,582
Supervisory services	15,000	15,000	318,341	15,000
Fees for special services and miscellaneous	12,789	19,787	5,792	1,737
Depreciation of building improvements	208,235	208,809	209,978	209,978
Amortization of leasing commissions	43,789	42,943	42,628	42,604
Amortization of mortgage refinancing costs	33,890	33,890	33,890	33,890
Total expenses	824,081	832,140	1,129,093	832,791

Net income (loss)	$71,084	$53,187	$2,722,495	$56,183
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$99	$73	$3,781	$78

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

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “Critical Accounting Policies.” The SEC defines Critical Accounting guidance for Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets may be impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic Rent, as defined in the Lease, is equal to the current mortgage requirements for interest and amortization plus a fixed amount. Registrant records basic rental income as earned on a monthly basis. Primary Overage Rent represents the lesser of a base amount or the net profits of the Lessee as defined (currently $752,000 a year) and is recorded ratably over the twelve month period. Secondary Overage Rent is based on the net profits of the Lessee, as defined, and is recorded by Registrant when such amount becomes determinable.

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

  Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and its real estate rental market, which is difficult for management to forecast.

The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

(a)

Total revenues decreased for the year ended December 31, 2008 as compared with the year ended December 31, 2007. Such decrease was the  net result of a decrease in Secondary Overage Rent received by Registrant, an increase in Basic Rent and a decrease in dividend income. The decrease in Secondary Overage Rent this year is due to a decrease in Lessee’s operating profit subject to Secondary Overage Rent. Total revenues increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase was the net result of an increase in Secondary Overage Rent received by Registrant, an increase in Basic Rent and a decrease in dividend income. See Note 4 of the Notes to the Financial Statements.

(b)

Total expenses increased for the year ended December 31, 2008 as compared with the year ended December 31, 2007. Such increase was the net result of increases in interest expense, amortization of leasing commissions and depreciation expense offset by a decrease in supervisory service expense and fees for special services. Total expenses increased for the year ended December 31, 2007 as compared with the year ended December 31, 2006. Such increase was the   net result of increases in interest expense, supervisory service expense, tender offer costs, amortization of leasing commissions, depreciation expense and amortization of mortgage refinancing costs offset by a decrease in fees for special services. See Notes 3, 5 and 6 of the Notes to the Financial Statements.

Liquidity and Capital Resources

Registrant's liquidity increased at December 31, 2008 as compared to December 31, 2007 as a result of draws on the Second Mortgage and reimbursements relating to the Program to the Lessee. Registrant has remaining draws available of $2,060,000 from the Second Mortgage of $12,410,000. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000, all of which has been drawn at December 31, 2008, and from proceeds of the Second Mortgage of $10,350,000. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 and from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments required under the First Mortgage commenced February 5, 2007, calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity.  Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns consistent with long-term historic trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received from Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$39,672,417	$921,635	$2,186,671	$2,445,435	$34,118,676
Interest Obligations	12,165,347	2,176,056	4,177,164	3,918,400	1,893,727
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$51,837,764	$3,097,691	$6,363,835	$6,363,835	$36,012,403

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2008 and 2007 and for each of the two years in the period ended December 31, 2008 and the financial statements of the Lessee as of and for the year ended December 31, 2008 are included in this annual report immediately following Exhibit 32.2.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to affect, the Registrant’s internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Registrant is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Supervisor, Registrant’s management conducted an assessment of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s management has concluded that, as of December 31, 2008, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only management’s report in this annual report.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Agent in Registrant.  The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2008 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	75	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Wien & Malkin LLC	1982
Anthony E. Malkin	46	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Wien & Malkin LLC and W&M Properties, L.L.C.	1998

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

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin. No remuneration was paid during the fiscal year ended December 31, 2008 by Registrant to any of the Agents as such.  Registrant pays Supervisor for supervisory services and disbursements:  (i) $40,000 per annum (the "Basic Payment"), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant.  Any Additional Payment is payable from Secondary Overage Rent. Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2008 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2008, the Additional Payment was $323,341.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the year ended December 31, 2008 by Registrant to either of the Members as such.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities.  See Item 5 hereof.  At December 31, 2008, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2008 the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

At such date, certain of the Agents held Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $10,000 of Participations.  He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $145,834 of Participations.  Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

Peter L. Malkin owned of record as co-trustee an aggregate of $17,500 of Participations.  He disclaims any beneficial ownership of such Participations.

(c)

Not applicable.

Item 13.

Certain Relationships and Related Transactions.

(a)

As stated in Item 1 hereof, each member acts as Agent for his respective group of Participants. As a consequence of both Agents holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant.  However, under the respective participating agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the agents to act on Participants’ behalf.  Such transactions, among others, include modifications and extensions of the Lease or the Mortgage Loans, or a sale or other disposition of the Property or substantially all of Registrant's other assets.

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

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of the Members in any remuneration paid or given by Registrant to Supervisor arises solely from such Member’s interest in Supervisor. See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

(b)

Reference is made to Paragraph (a) above.

(c)

Not applicable.

(d)

Not applicable.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Wien & Malkin LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2008 and December 31, 2007 were as follows:

Fee Category	2008	2007
Audit Fees	$45,500	$28,000
Audit-Related Fees	-	-
Tax Fees	6,500	-
All other Fees	-	-
	$52,000	$28,000

Audit Fees.  Consist of fees billed for professional services rendered for the audit of Registrant’s financial statements and review of the interim financial statements included in quarterly reports.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants.  These services may include audit services, audit related services, tax services and other services.  For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees.  If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, the Supervisor submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year.  In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor may provide from time-to-time during the year.  All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)(1)  Financial Statements:

(2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indices to those financial statements and financial statement schedules of the Registrant and the Lessee included immediately following Exhibit 32.2.

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

Date:  June 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Agents in Registrant, pursuant to the Power, on behalf of the Registrant and as an Agent in Registrant on the date indicated.

By /s/ Mark Labell

 Mark Labell, Attorney-in-Fact*

Date:  June 16, 2009

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

3 (c)	Registrant’s Consent and Operating Agreement dated as of November 30, 2001
3 (d)	Registrant’s Consent and Operating Agreement dated as of November 30, 2001
3 (e)	Certificate of Conversion of Registrant to a limited liability company dated November 30, 2001 filed with the New York Secretary of State on December 5, 2001.
4	Registrant's form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.
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

10 (d)

Fourth Lease Modification Agreement dated November 12, 1985 between Registrant and Fisk Building Associates LLC, which was filed by letter dated January 13, 1986 as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended, September 30, 1985 is incorporated herein by reference as an exhibit hereto.

10 (e)

Modification of Mortgage dated as of March 1, 1995 between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995 as Exhibit 10(e) to Registrant's Annual Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

24

Powers of Attorney dated October 14, 2003 between Partners in Registrant and Mark Labell which is filed as Exhibit 24 to Registrant’s 10-Q for the quarter ended September 30, 2003 and is incorporated by reference as an exhibit hereto.

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

Exhibit 31.1

CERTIFICATIONS

I, Mark Labell, certify that:

1.

I have reviewed this Annual Report on Form 10-K of 250 West 57 th  St. Associates L.L.C.;

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: June 16, 2009

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of

250 West 57th St. Associates L.L.C.

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:.

1.

I have reviewed this Annual Report on Form 10-K of 250 West 57 th  St. Associates L.L.C.;

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: June 16, 2009

By /s/ Mark Labell

                 Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of

250 West 57th St. Associates L.L.C.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the Supervisor* of 250 West 57 th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 16, 2009

By /s/ Mark Labell

Mark Labell

                         Senior Vice President, Finance

                           Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the Supervisor* of 250 West 57 th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 16, 2009

By /s/ Mark Labell

Mark Labell

                        Senior Vice President, Finance

                         Wien & Malkin LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Wien & Malkin LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2008 and 2007

Statements of Income for the Years Ended December 31, 2008 and 2007

Statements of Members’ Deficiency for the Years Ended December 31, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2008

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2008 and 2007, and the related statements of income, members' deficiency and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation for the years ended December 31, 2008 and 2007, also included in this Form 10-K.  These financial statements and schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Margolin, Winer & Evens LLP

Garden City, New York

May 4, 2009

250 WEST 57TH ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

BALANCE SHEETS

ASSETS
	December 31,
	2008	2007
Real Estate at 250-264 West 57th Street,
New York, N.Y.:
Building	$ 4,940,682	$ 4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682
	0	0

Building improvements	33,524,035	33,173,876
Less: Accumulated depreciation	4,183,607	3,346,608
	29,340,428	29,827,268

Building improvements in progress	45,383	-
Land	2,117,435	2,117,435
TOTAL REAL ESTATE, NET	31,503,246	31,944,703

Cash and cash equivalents:
Cash in Bank	322,193	87,856
Distribution account held by Wien & Malkin LLC,
a related party	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	3,129,434	5,043,295
TOTAL CASH AND CASH EQUIVALENTS	3,511,627	5,191,151

Leasing commissions, less accumulated amortization
of $638,141 in 2008 and $446,177 in 2007	904,605	1,076,569

Mortgage refinancing costs, less accumulated amortization
of $455,692 in 2008 and $320,132 in 2007	826,901	962,461

TOTAL ASSETS	$ 36,746,379	$ 39,174,884

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgage payable	39,672,417	37,301,770
Accrued interest	181,168	168,639
Building improvement costs payable	555,200	3,282,693
Payable to lessee, a related party	672,853	2,449,340
Prepaid rent	239,418	-
TOTAL LIABILITIES	41,321,056	43,202,442

Commitments and contingencies
Member's deficiency	(4,574,677)	(4,027,558)
TOTAL LIABILITIES AND MEMBERS'

DEFICIENCY	$ 36,746,379	$ 39,174,884

See accompanying notes to financial statements.

250 WEST 57TH ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

	Year ended December 31
	2008	2007
Revenues:
Rent income, from a related party	$ 6,439,332	$ 6,588,071
Miscellaneous income	962	1,200
Interest and dividend income	80,760	110,986

TOTAL REVENUES	6,521,054	6,700,257

Expenses:
Interest on mortgages	22,070,135	1,926,775
Supervisory services, to a related party	363,341	369,528
Depreciation of building improvements	837,000	807,017
Amortization of leasing commission	171,964	171,920
Amortization of mortgage refinancing costs	135,561	135,560
Professional fees	39,779	64,691
Miscellaneous	325	509
TOTAL EXPENSES	23,618,105	3,476,000

NET INCOME

Earnings per $5,000 participation unit, based
on 720 participation units outstanding during each
year	$ 4,032	$ 4,478

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2008	for year	Distributions	2008

Year ended December 31, 2008:

Anthony E. Malkin Joint Venture #1	$(402,757)	$290,295	$345,006	$(457,468)

Anthony E. Malkin Joint Venture #2	(402,757)	290,295	345,006	(457,468)

Anthony E. Malkin Joint Venture #3	(402,754)	290,295	345,007	(457,466)

Anthony E. Malkin Joint Venture #4	(402,754)	290,294	345,007	(457,467)

Peter L. Malkin Joint Venture #1	(402,754)	290,295	345,007	(457,466)

Peter L. Malkin Joint Venture #2	(402,755)	290,295	345,007	(457,467)

Peter L. Malkin Joint Venture #3	(402,756)	290,295	345,007	(457,468)

Peter L. Malkin Joint Venture #4	(402,757)	290,295	345,007	(457,469)

Peter L. Malkin Joint Venture #5	(402,756)	290,295	345,007	(457,468)

Peter L. Malkin Joint Venture #6	(402,758)	290,295	345,007	(457,470)

TOTALS	$(4,027,558)	$2,902,949	$3,450,068	$(4,574,677)

See accompanying notes to financial statements .

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

See accompanying notes to financial statements .

250 WEST 57TH ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2008	2007
Cash flows from operating activities:
Net income	$ 2,902,949	$ 3,224,257
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation of building improvements	837,000	807,017
Amortization of leasing commissions	171,964	171,920
Amortization of mortgage refinancing costs	135,560	135,560

Changes in operating assets and liabilities:
Leasing commissions paid	-	(82,336)
Accrued mortgage interest	12,529	16,721
Change in prepaid rent	239,418	-

Net cash provided by operating activities	4,299,420	4,273,139

Cash flows from investing activities:
Purchase of building improvements	(395,543)	(2,397,298)
Change in building improvement costs payable	(2,727,493)	-
Change in restricted cash for payment of building
improvement costs	-	215,174

Net cash used in investing activities	(3,123,036)	(2,182,124)

Cash flows from financing activities:
Proceeds from mortgage payable	3,000,000	3,750,000
Repayment of mortgage payable	(629,353)	(548,230)
Advances from and other payments by (repayments
to) net lessee and others for building improvement
costs payable	(1,776,487)	2,127,661
Cash distributions to participants	(3,450,068)	(3,505,755)

Net cash provided by (used in) financing activities	(2,855,908)	1,823,676

Net increase (decrease) in cash and cash equivalents	(1,679,524)	3,914,691

Cash and cash equivalents, beginning of year	5,191,151	1,276,460

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 3,511,627	$ 5,191,151

Supplemental disclosures of cash flow information:
Cash paid during year for interest	$ 2,057,606	$ 1,910,053

Supplemental disclosure of non-cash investing and financing
activities:

Short-term debt payable to Lessee and others incurred for the
purchase of building improvements	$ -	$ 2,260,497

See accompanying notes to financial statements

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.

Business Activity

250 West 57th St. Associates L.L.C. ("Associates") is a New York State limited liability company owning commercial property at 250 West 57th Street, New York, N.Y.  The property is leased (the “Lease”) to Fisk Building Associates L.L.C. (the "Lessee").

2.

Summary of Significant Accounting Policies

a.

Cash and Cash Equivalents:

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.

Land, Building, Building Improvements and Depreciation:

Land, building and building improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2008 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $32,836,036 have been incurred through December 31, 2008 for new building improvements which have been put into service.

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

d.

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

e.

Valuation of Long-Lived Assets:

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

g.   Income Taxes

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates taxable income or loss is reportable by its members.

At December 31, 2008 and 2007, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $810,000 and $533,000, respectively.

3.

Mortgage Indebtedness and Building Improvements Program

On December 29, 2004 the First Mortgage (the “First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a 25 year amortization schedule. The First Mortgage matures on December 5, 2014. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $8,250,000 had been drawn as of December 31, 2008. The remaining $2,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the Mortgages in each of the five years subsequent to December 31, 2008 and thereafter:

Year ending

December 31,

2009	$921,635
2010	1,062,781
2011	1,123,890
2012	1,188,529
2013	1,256,906
Thereafter	34,118,676
Total	$39,672,417

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates’ mortgage debt, based on the available market information was approximately $38,065,000 and $37,510,000 at December 31, 2008 and December 31, 2007, respectively.

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

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.

 Lessee is also required to make annual payment to Associates of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30 th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvements program described in Note 11. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30 th.

Rent income was comprised as follows:

              Year ended December 31,

   2008

   2007

Basic minimum annual rent	$2,730,283	$2,554,250
Primary Overage rent	752,000	752,000
Secondary Overage rent	2,957,049	3,281,821
Total Overage rent	3,709,049	4,033,821
Rent income	$6,439,332	$6,588,071

Secondary Overage Rent represents 50% of the excess of the Lessee's net operating profit of  $6,900,822 and $7,472,951 in 2008 and 2007, respectively, over $752,000 in each year, less $117,360 and $78,653 in 2008 and 2007, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Primary Overage Rent received from October 1st to December 31 st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Lessee may surrender the lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending

December 31,

2009

   $3,080,000

2010

  3,210,000

2011

  3,210,000

2012

  3,210,000

         2013                                                                                                                3,210,000

Thereafter                                                                              3,410,000

                                                                                          $19,330,000

Real estate taxes paid directly by the Lessee for the years ended December 31, 2008 and 2007 totaled $3,348,089 and $3,288,093, respectively.

5.

Related Party Transactions - Supervisory  and Other Services

(a) Rental Income

All rental income is received by Associates from the Lessee, a related party.

(b) Supervisory and Other Services

Supervisory and other services are provided to Associates by Wien & Malkin LLC (“Wien & Malkin” or the “Supervisor”), a related party.  Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for services are $40,000 per annum. Wien & Malkin also received $56,524 during 2007 for services rendered in connection with tender offers from unrelated third parties. All of the fees were computed on an hourly basis. Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. Fees for supervisory services (including disbursements and costs of accounting services) were $363,341 and $369,528 for 2008 and 2007, respectively. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Wien & Malkin’s profits interest totaled $323,341 and $329,528 for 2008 and 2007, respectively.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $48,000. For the years ended December 31, 2008 & 2007, Wien & Malkin received $67,296 and $30,771, respectively, from the Lessee in other service fees. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Wien & Malkin’s profits interest from the Lessee totaled $312,960 and $162,960 for the years ended December 31, 2008 and 2007, respectively.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Wien & Malkin and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $291,092 and $116,436 to Wien & Malkin and such Malkin family members in 2008 and 2007, respectively) do not impose any obligation upon Lessee or affect its assets and liabilities.

6.

Number of Participants

There were approximately 609 participants in the various joint ventures as of December 31, 2008 and 607 participants as of December 31, 2007, respectively.

7.

Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

8.

Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2008 and 2007, based on 720 participation units outstanding during each year, consisted of the following:

   Year ended December 31,

 2008

      2007

Income	$4,032	$4,478
Return of capital	760	391
Total distributions per unit	$4,792	$4,869

9.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, the bank account, other than the distribution account, is fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market account at September 19, 2008 were greater than at December 31, 2008, the entire amount at December 31, 2008 is subject to the U.S. Treasury’s guarantee. The funds ($60,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.

10.

Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to  Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

11.

Building Improvements Program and Agreement to Extend Lease

In 1999, the Participants in Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2008, Associates had incurred or accrued costs related to the Program of $32,836,036 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the remaining $2,060,000 that may be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

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

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2008

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Prudential Insurance Co. Balance at December 31, 2008	$39,672,417

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements and tenant installations and improvements (net of $249,791 written off in 2003)	$33,524,035
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements and tenant installations and improvements	38,510,101
	Total	$40,627,536(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$9,124,289(b)

G	Date of construction	1921

H	Date acquired	September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2007	$37,834,697
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):

F/Y/E 12/31/07	$2,397,296
12/31/08	395,543	2,792,839
Balance at December 31, 2008		$40,627,536

The costs for federal income tax purposes are the same as for financial statement purposes.
(b) Accumulated depreciation
Balance at January 1, 2007		$7,480,272

Depreciation:
F/Y/E 12/31/07	$807,017
12/31/08	837,000	1,644,017
Balance at December 31, 2008		$9,124,289

250 West 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2008

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Participants in 250 West 57th St. Associates L.L.C. (a limited liability company):

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. (“Associates”) as of December 31, 2008, and the related statements of income, members’ deficiency and cash flows for the year then ended.  These financial statements are the responsibility of Associates’ management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 4, 2009

250 WEST 57th ST. ASSOCIATES L.L.C.
	(A Limited Liability Company)
BALANCE SHEET
DECEMBER 31, 2008

ASSETS
Real estate at 250 West 57th Street, New York City:
Building	$ 4,940,682
Less: accumulated depreciation	4,940,682	$ -

Building improvements	33,524,035
Less: accumulated depreciation	4,183,607	29,340,428
Building improvements in progress		45,383
Land		2,117,435
Total real estate, net		31,503,246
Cash and cash equivalents:
Cash in bank	322,193
Distribution account held
by Wien & Malkin LLC, a related party	60,000
Fidelity U.S. Treasury Income Portfolio	3,129,434	3,511,627

Leasing commissions	1,542,746
Less: accumulated amortization	638,141	904,605

Mortgage refinancing costs	1,282,593
Less: accumulated amortization	455,692	826,901
Total assets		$36,746,379

LIABILITIES AND MEMBERS' DEFICIENCY
Liabilities:
Mortgages payable		$39,672,417
Accrued interest		181,168
Prepaid rent		239,418
Payable to lessee, a related party		672,853
Building improvement costs payable		555,200
Total liabilities		41,321,056

Commitments and contingencies		-

Members' deficiency	(4,574,677)
Total liabilities and members' deficiency	$36,746,379
See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF INCOME
YEAR ENDED DECEMBER 31, 2008

Revenue:
Basic rental income		$2,730,283
Primary overage rental income	$752,000
Secondary overage rental income	2,957,049	3,709,049
Miscellaneous income		962
Dividend income		80,760
Total revenues		6,521,054

Expenses:
Interest on mortgages		2,070,135
Supervisory services		363,341
Depreciation of building improvements		837,000
Amortization of leasing commissions		171,964
Amortization of mortgage refinancing costs		135,560
Professional fees		39,780
Miscellaneous		325
Total expenses		3,618,105

Net income		$2,902,949

Earnings per $5,000 participation unit based upon

720 participation units outstanding

$4,032

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF MEMBERS' DEFICIENCY
YEAR ENDED DECEMBER 31, 2008

Members' deficiency, January 1, 2008		$(4,027,558)

Add: net income for the year ended December 31, 2008		2,902,949
		(1,124,609)

Less, Distributions:
Monthly distributions January 1, 2008 through December 31, 2008	$720,000
Distribution on November 30, 2008 of additional rent for the lease
year ended September 30, 2008	2,730,068	3,450,068

Members' deficiency, December 31, 2008		$(4,574,677)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2008

Cash flows from operating activities:

Net income	$2,902,949
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of building improvements	837,000
Amortization of leasing commissions	171,964
Amortization of mortgage refinancing costs	135,560
Change in accrued mortgage interest	12,529
Change in prepaid rent	239,418

Net cash provided by operating activities	4,299,420

Cash flows from investing activities:
Purchase of building improvements	395,543
Change in building improvement costs payable	(2,727,493)

Net cash used in investing activities	(3,123,036)

Cash flows from financing activities:
Proceeds from mortgage payable	3,000,000
Repayment of mortgage payable	(629,353)
Decrease in due to lessee	(1,776,487)
Cash distributions to participants	(3,450,068)
Net cash used in financing activities	(2,855,908)

Net decrease in cash and cash equivalents	(1,679,524)

Cash and cash equivalents, beginning of year	5,191,151

Cash and cash equivalents, end of year	$3,511,627

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$2,057,606

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

1.

Business Activity

250 West 57th St. Associates L.L.C. (“Associates”) is a New York State limited liability company owning commercial property at 250 West 57 th Street, New York, N.Y.  The property is leased (the “Lease”) to Fisk Building Associates L.L.C. (the “Lessee”).

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in theses economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Land, Building, Building Improvements and Depreciation

Land, building and building improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years.  The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2008 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 8), costs totaling $32,836,036 have been incurred through December 31, 2008 for new building improvements which have been put into service.

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

At December 31, 2008, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $810,000.

3.

Mortgages Payable

On December 29, 2004, the First Mortgage (“First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America.  At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005.  These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007.  Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213  applied to interest and principal calculated on a 25 year amortization schedule.  The First Mortgage matures on December 5, 2014.  The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and an additional $8,250,000 had been drawn as of December 31, 2008.  The remaining $2,060,000 must be drawn through April 5, 2009 and will be used to finance capital improvements as needed.  The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009.  Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 will be required.  The Second Mortgage matures on January 5, 2015.  The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The following is a schedule of principal payments on the mortgages, in each of the five years subsequent to December 31, 2008 and thereafter:

Year ending

December 31,

2009

$   921,635

2010

1,062,781

2011

1,123,890

2012

1,188,529

2013

1,256,906

Thereafter

34,118,676

   Total

$39,672,417

The real estate is pledged as collateral for the mortgage.

The estimated fair value of Associates’ mortgage debt based on available market information is approximately $38,065,000 as of December 31, 2008.

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

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.

Lessee is also required to make annual payment to Associates of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30 th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvements program described in Note 8.  Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30 th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30 th.  For the lease year ended September 30, 2008, total Secondary Overage Rent was $2,957,049 which represents 50% of the excess of the  Lessee’s net operating profit of $6,900,822 over $752,000, less $117,360 of interest earned and retained by Associates on funds borrowed for the improvements program.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Primary Overage Rent received from October 1st to December 31 st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Lessee may surrender the lease at the end of any month, upon sixty days’ prior written notice; the liability of the Lessee will end on the effective date of such surrender.

Real estate taxes paid directly by the Lessee totaled $3,348,089 for the year ended December 31, 2008.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year ending

December 31,

2009

 $ 3,080,000

2010

  3,210,000

2011

  3,210,000

2012

3,210,000

2013

  3,210,000

Thereafter

3,410,000

$19,330,000

5.

Related Party Transactions

(a) Rental income

     All rental income is received by Associates from Lessee, a related party.

(b) Supervisory and other services

Supervisory and other services are provided to Associates by Wien & Malkin LLC (“Wien & Malkin” or the “Supervisor”), a related party.  Beneficial interests in Associates and  Lessee are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

Basic fees for supervisory services are $40,000 per annum.  Wien & Malkin receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant’s distributive share of reportable income and cash distributions.  Distributions in respect of Wien & Malkin’s profits interest totaled $323,341 for 2008.

Wien & Malkin also serves as supervisor for the Lessee, for which it receives a basic annual fee of $48,000. For 2008, Wien & Malkin received $67,296 from Lessee in other service fees. Wien & Malkin receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Wien & Malkin’s profits interest from the Lessee totaled $312,960 for the year ended December 31, 2008.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Wien & Malkin and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $291,092 to Wien & Malkin and such Malkin family members in 2008) do not impose any obligation upon Lessee or affect its assets and liabilities.

6.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in a bank, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Wien & Malkin. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000, effective October 3, 2008. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC for the entire amount in the account. At December 31, 2008, the bank account, other than the distribution account, is fully insured. The money market funds extended their participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008. As the funds in the money market account at September 19, 2008 were greater than at December 31, 2008, the entire amount at December 31, 2008 is subject to the U.S. Treasury’s guarantee. The funds ($60,000 at December 31, 2008) held by Wien & Malkin in the distribution account were paid to the participants on January 1, 2009.

7.

Contingencies

Wien & Malkin and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Wien & Malkin and Mr. Malkin.  Wien & Malkin and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

       8.    Building Improvements Program and Agreement to Extend Lease

In 1999, the participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $12,200,000. In 2004, the participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000.  The participants of Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2008, Associates had incurred or accrued costs related to the Program of $32,836,036 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the remaining $2,060,000 to be drawn under the Second Mortgage and the additional $20,990,000 of loans previously approved.

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

FISK BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2008 and 2007

FISK BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Balance Sheets

2

Statements of Operations

3

Statements of Changes in Members’ Equity

4

Statements of Cash Flows

5

Notes to Financial Statements

6 - 12

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

Report of Independent Accountants

Members

Fisk Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Fisk Building Associates L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Margolin, Winer & Evens LLP

Garden City, New York

May 28, 2009

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,

2008

2007

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold	$ 100,000	$ 100,000
Leasehold improvements	7,363,719	5,823,266
Subtenant improvements	3,409,764	3,077,946
	10,873,483	9,001,212
Less accumulated depreciation
and amortization	3,314,682	2,576,394

Net Property	7,558,801	6,424,818

Other Assets:
Cash and cash equivalents (Note 2)	3,259,329	2,012,721
Cash - restricted - tenants’ security
deposits	1,930,322	1,616,504
Rent receivable - net (Note 2)	847,224	987,245
Unbilled rent receivable - net (Note 2)	7,579,474	7,883,953
Due from Lessor (Note 5)	671,115	2,449,340
Due from managing agent (Note 7)	577,409	530,242
Due from nonresident member	-	1,277
Prepaid expenses	2,090,433	1,662,945
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	3,162,789	2,929,993
Other assets	84,981	142,255

Total Assets	$ 27,761,877	$ 26,641,293

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 348,949	$ 294,618
Accrued additional rent due Lessor
(Note 5)	1,145,313	1,088,162
Tenants’ security deposits payable	1,930,322	1,616,504
Deferred income (Note 2)	454,474	625,428

Total Liabilities	3,879,058	3,624,712

Commitments (Note 5)	-	-

Members’ Equity (Note 3)	23,882,819	23,016,581

Total Liabilities and Members’ Equity	$ 27,761,877	$ 26,641,293

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,

2008

2007

Income (Notes 2 and 6):
Minimum rental revenue	$ 19,703,166	$ 17,269,917
Escalations and expense reimbursements	2,891,255	3,591,037
Other income	131,157	470,096

Total Income	22,725,578	21,331,050

Operating Expenses:
Basic rent expense (Note 5)	2,730,285	2,554,249
Primary additional rent (Note 5)	752,000	752,000
Secondary additional rent (Note 5)	3,014,204	3,175,435
Real estate taxes	3,348,089	3,288,093
Payroll and related costs	3,118,722	2,732,562
Repairs and maintenance	1,021,838	922,903
Utilities	344,455	363,646
Management fee (Note 7)	280,838	253,420
Supervisory and other fees (Note 5)	364,773	232,281
Professional fees	900,237	653,821
Insurance	266,966	311,075
Advertising (Note 2)	331,285	263,814
Administrative	190,306	172,788
Depreciation (Note 2)	738,288	744,287
Amortization (Note 2)	719,372	583,934
Bad debts, net (Note 2)	886,432	282,059

Total Operating Expenses	19,008,090	17,286,367

Operating Income	3,717,488	4,044,683

Interest Income	65,417	213,210

Net Income	$ 3,782,905	$ 4,257,893

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,

2008

2007

Members’ Equity - beginning of year	$ 23,016,581	$ 20,325,360

Net Income	3,782,905	4,257,893

Distributions	(2,916,667)	(1,566,672)

Members’ Equity - end of year	$ 23,882,819	$ 23,016,581

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

2008

2007

Cash Flows from Operating Activities:
Net income	$ 3,782,905	$ 4,257,893
Adjustments to reconcile net income
to net cash provided by
operating activities:
Depreciation	738,288	744,287
Amortization	719,372	583,934
Net change in operating assets
and liabilities:
Rent receivable	140,021	(232,935)
Unbilled rent receivable	304,479	46,708
Due from managing agent	(47,167)	(215,169)
Prepaid expenses	(427,488)	37,982
Other assets	57,274	(15,357)
Accounts payable and accrued
liabilities	54,331	(21,850)
Accrued additional rent due Lessor	57,151	(106,388)
Deferred income	(170,954)	120,763

Net Cash Provided by Operating Activities	5,208,212	5,199,868

Cash Flows from Investing Activities:
Property additions	(1,872,271)	(1,287,247)
Deferred charges - leasing commissions	(952,168)	(1,027,980)
Due from Lessor	1,778,225	(2,127,661)
Due from nonresident member	1,277	6,202

Net Cash Used in Investing Activities	(1,044,937)	(4,436,686)

Cash Flows from Financing Activities -
Members’ distributions	(2,916,667)	(1,566,672)

Net Cash Used in Financing Activities	(2,916,667)	(1,566,672)

Net Increase (Decrease) in Cash and
Cash Equivalents	1,246,608	(803,490)

Cash and Cash Equivalents -
beginning of year	2,012,721	2,816,211

Cash and Cash Equivalents -
end of year	$ 3,259,329	$ 2,012,721

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 543,000 square foot office building situated at 250 West 57 th Street, New York, New York (the “Property”).  At December 31, 2008 the Property is approximately 93% occupied.  On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on May 1, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

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

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $123,000 at December 31, 2008.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $195,000 at December 31, 2008.  Management believes no allowances were necessary at December 31, 2007.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

At times the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

The money market fund extended its participation to April 30, 2009 in the Temporary Guarantee Program for Money Market Funds established by the U.S. Treasury Department under which the U.S. Treasury guarantees that investors receive $1 for each money market fund share held up to the amount held as of September 19, 2008 (1,819,164 shares).

As of December 31, 2008 there was approximately $1,354,388 of money market funds not guaranteed.

Property - Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the Company review real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2008 and 2007.

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

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  The Company’s taxable income or loss is reportable by its members.

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

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2008 and 2008:

2008

2007

Leasing commissions

$

10,037,951

$

9,085,783

Lease termination fees

-

1,250,000

10,037,951

10,335,783

Less accumulated

amortization

6,875,162

7,405,790

Total

$

3,162,789

$

2,929,993

5. Related Party Transactions

The Company (the “Lessee”) entered into a lease agreement with 250 West 57 th St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2028.  The participants in Lessor have consented to the granting of options to the Lessee to extend the lease for three additional 25 year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee’s compliance with the terms of such consents.  There is no change in the terms of the lease during the renewal periods.  The Lessee may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor, plus $28,000 for supervisory services.

The lease also provides for additional rent, as follows:

1)

Primary additional rent equal to the first $752,000 of Lessee’s net operating income, as defined, in each lease year.

2)

Secondary additional rent equal to 50% of the Lessee’s remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of primary additional rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

As of December 31, 2008 and 2007 the accrued additional rent due Lessor was $1,145,313 and $1,088,162, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000.  In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103.  In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the “First Mortgage”), of which $15,500,000 was used to repay the then existing first mortgage.  The balance will be used to complete currently estimated costs for existing and enhanced new improvement programs, including additional funds for projected tenant installation and leasing commissions.  On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the “Second Mortgage”), which will be used to finance capital improvements as needed.  The Program was further increased in 2006 from $31,400,000 to up to $82,300,000.  In 2006 the Lessor and Lessee approved increased refinancing of up to $63,900,000.

The Company is financing the Program and billing the Lessor for the costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any further additional rent will be decreased by one-half of that amount, the net effect of the lease modification is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay secondary additional rent.

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

In connection with the Mortgage loans, the Company has assigned all subleases and rents to the lender as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2008 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2009

$

3,070,000

2010

3,210,000

2011

3,210,000

2012

3,210,000

2013

3,210,000

Thereafter

3,460,000

$

19,370,000

As of December 31, 2008, the Lessor had incurred costs related to the Program of approximately $32,836,036 and estimates that costs upon completion will be approximately $82,300,000.  The Lessor has funded and capitalized leasing commissions totaling $1,542,746 as of December 31, 2008.  The balance of the costs of the Program will be financed by an additional $20,990,000 of loans previously approved.

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

Fees and payments to Wien & Malkin LLC are as follows:

Years Ended December 31,

2008

2007

Basic supervisory fees

$

48,000

$

48,000

Service fee on investment income

3,813

21,321

Profits interest

312,960

162,960

Total

$

364,773

$

232,281

Wien & Malkin receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year.  For tax purposes such additional payment is treated as a profits interest and Wien & Malkin is treated as a member.  Distributions in respect of Wien & Malkin’s profits interest totaled $312,960 and $162,960 for the years ended December 31, 2008 and 2007, respectively.  In addition, other fees and disbursements to Wien & Malkin were $63,483 and $9,450 for the years ended December 31, 2008 and 2007, respectively.

For administration and investment of the Company’s supervisory account, Wien & Malkin has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.5% of the account balance), which fee totaled $3,813 and $21,321 for the years ended December 31, 2008 and 2007 respectively.  Accrued fees of $3,813 and $21,321 were outstanding as of December 31, 2008 and 2007, respectively.

Wien & Malkin also serves as supervisor for the  Lessor and receives from the Lessor a basic annual fee and a fee based on distributions to its investors.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Wien & Malkin and/or their family members.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2008 are as follows:

Years ending December 31,

2009

$

14,430,000

2010

12,020,000

2011

10,540,000

2012

9,400,000

2013

8,200,000

Thereafter

30,990,000

$

85,580,000

7. Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum.  For the years 2008 and 2007, the management fee totaled $280,838 and $253,420, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are shown as “Due from managing agent.”

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $141,000 and $145,000 for the years ended December 31, 2008 and 2007, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.