Form 10-Q
period 2009-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-08-06
CIK 100412

250 West 57th St. Associates L.L.C.

March 31, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Smaller Reporting Company [X]

250 West 57th St. Associates L.L.C.

March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	March 31, 2009	December 31, 2008
Real estate: Property situated at 250-264 West 57 th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	33,848,427	33,524,035
Less: accumulated depreciation	4,395,909	4,183,607
	29,452,518	29,340,428
Building improvements in progress	45,383	45,383
Land	2,117,435	2,117,435
Total real estate, net	31,615,336	31,503,246
Cash and cash equivalents	5,556,529	3,511,627
Receivable from participants re: NYS estimated tax	7,830	-
Leasing commissions	1,542,746	1,542,746
Less: accumulated amortization	686,019	638,141
	856,727	904,605

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	489,582	455,692
	793,011	826,901
Total assets	$38,829,433	$36,746,379

Liabilities and Members’ Deficiency:
Liabilities:
Mortgages payable	$41,569,779	$39,672,417
Accrued interest	190,617	181,168
Prepaid rent	267,493	239,418
Building improvement costs payable	-	555,200
Payable to lessee, a related party	1,534,892	672,853
Total liabilities	43,562,781	41,321,056
Commitments and contingencies	-	-
Members’ deficiency	(4,733,348)	(4,574,677)
Total liabilities and members’ deficiency	$38,829,433	$36,746,379

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Revenues:
Basic minimum annual rent, from a related party	$746,328	$672,278
Advance of primary overage rent, from a related party	188,000	188,000
Total rent income	934,328	860,278
Miscellaneous income	-0-	962
Dividend income	2,485	33,925
Total revenues	936,813	895,165
Expenses:
Interest on mortgages	558,065	510,379
Supervisory services, to a related party	15,000	15,000
Amortization of leasing commissions	47,878	43,789
Depreciation of building improvements	212,301	208,235
Amortization of mortgage refinancing costs	33,890	33,890
Professional fees and miscellaneous	48,350	12,789
Total expenses	915,484	824,082
Net Income	$ 21,329	$ 71,083

Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$ 29.62	$ 98.73

Distributions per $5,000 participation unit consisted of the following:
Income	$ 29.62	$ 98.73
Return of capital	220.38	151.27
Total distributions	$250.00	$250.00

At March 31, 2009 and 2008, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57 th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Three Months Ended March 31, 2009	For the Year Ended December 31, 2008
Members’ deficiency:
January 1, 2009	$(4,574,677)
January 1, 2008		$(4,027,558)
Add, net income:
January 1, 2009 through March 31, 2009	21,329	0
January 1, 2008 through December 31, 2008	0	2,902,949
	(4,553,348)	(1,124,609)
Less distributions:
Distributions January 1, 2009 through March 31, 2009	180,000	0
Distributions January 1, 2008 through December 31, 2008	0	720,000
Distribution, November 30, 2008	0	2,730,068
	180,000	3,450,068
Members’ deficiency:
March 31, 2009	$(4,733,348)
December 31, 2008		$(4,574,677)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Cash flows from operating activities: Net income	$21,329	$71,083
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation of building improvements	212,301	208,235
Amortization of leasing commissions	47,878	43,789
Amortization of mortgage refinancing costs	33,890	33,890
Change in accrued mortgage interest	9,449	(685)
Change in prepaid rent	28,075	-
Net cash provided by operating activities	352,922	356,312

Cash flows from investing activities:
Purchase of building improvements	(324,391)	(243)
Change in building improvement costs payable	(555,200)	(508,791)
Change in receivable from participants	(7,830)	(502)
Net cash used in investing activities	(887,421)	(509,536)

Cash flows from financing activities:

Proceeds from mortgages payable	2,060,000	-
Repayment of first mortgage payable	(162,638)	(154,214)
Increase in due to lessee	862,039	509,034
Distributions to participants	(180,000)	(180,000)
Net cash provided by financing activities	2,579,401	174,820

Net change in cash and cash equivalents	2,044,902	21,596
Cash and cash equivalents, beginning of period	3,511,627	5,191,151
Cash and cash equivalents, end of period	$5,556,529	$5,212,747

Cash paid for: Interest	$548,615	$511,063

See notes to the condensed financial statements.

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2009 and 2008. Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the "Fisk Building at 250 West 57 th Street”  (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57 th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or the "Supervisor"), 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note E below.

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

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The lease modification dated November 17, 2000 between Registrant and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note D.

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum.  Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. $2,100,000 was drawn at closing and the remaining $10,310,000 has been drawn as of March 31, 2009. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, constant monthly payments of interest and principal of $80,947 are required. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $38,128,000 as of March 31, 2009.

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

                                                                                                                                                                                                                                                                                                                                                                                                                                                             The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of March 31, 2009, the Registrant had incurred or accrued costs related to the improvement program of $33,160,427 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional $20,990,000 of loans previously approved assuming such financing is available and Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The supervisory fees are $40,000 per annum (the “Basic Payment”), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three-month period ended March 31, 2009 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2009 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Financial Condition and Results of Operations.

Forward Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-Q. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or words of similar meaning.

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second Mortgages and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor and then to distribute the balance of such Overage Rent less any additions to reserves to the Participants.  See Note E to the condensed financial statements.  Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends.  During the three-month period ended March 31, 2009, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in miscellaneous and dividend income for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.  Such increase was the  result of increases in interest on mortgages payable, amortization of leasing commissions, depreciation of building improvements and professional fees and miscellaneous expense for the three-month period ended March 31, 2009 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at March 31, 2009 as compared with March 31, 2008 as a result of draws on the Second Mortgage. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000 and from proceeds of $12,410,000 drawn on the Second Mortgage all of which has been drawn at March 31, 2009. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received by the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,569,779	$889,632	$1,932,638	$2,158,014	$36,589,495
Interest Obligations	12,499,086	2,292,286	4,431,197	4,205,821	1,569,782
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$54,068,865	$3,181,918	$6,363,835	$6,363,835	$38,159,277

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2008.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2009, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $147,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, the end of the period covered by this report, has concluded that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal controls over financial reporting.

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
3 (a)

Attached hereto as Exhibit 3(c) is Registrant’s Consent and Operating Agreement dated as of November 30, 2001 as a Limited Liability Company which incorporates by reference the Registrant’s prior Joint Venture Agreement, dated May 25,1953 which was filed as Exhibit No. 1 to Registrant’s Registration Statement on Form S-1 (the “Registration Statement”) and is itself incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant effective as of April 15, 1998, which was filed as Exhibit 3(b) to Registrant’s 10-Q-A for the quarter ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

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

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 14, 2003 (collectively, the “Power”).

250 WEST 57th ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: August 6, 2009

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

Date: August 6, 2009

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

Date: August 6, 2009

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Wien & Malkin LLC, Supervisor of 250 West 57th St. Associates L.L.C.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Wien & Malkin LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Wien & Malkin LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2009

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