Form 10-Q
period 2009-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2009-10-05
CIK 100412

250 West 57th St. Associates L.L.C.

June 30, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 0-2666

250 WEST 57th ST. ASSOCIATES L.L.C.

(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company

13-6083380

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

One Grand Central Place

60 East 42nd Street

 New York, New York  10165

(Address of principal executive offices)

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

Smaller Reporting Company [X]

250 West 57th St. Associates L.L.C.

June 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	June 30, 2009	December 31, 2008
Real estate: Property situated at 250-264 West 57 th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	35,103,615	33,524,035
Less: accumulated depreciation	4,614,926	4,183,607
	30,488,689	29,340,428
Building improvements in progress	-	45,383
Land	2,117,435	2,117,435
Total real estate, net	32,606,124	31,503,246
Cash and cash equivalents	3,716,541	3,511,627
Receivable from participants re: NYS estimated tax	36,362	-
Leasing commissions Less: accumulated amortization	1,542,746 724,480 818,266	1,542,746 638,141 904,605
Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	523,472	455,692
	759,121	826,901
Total assets	$37,936,414	$36,746,379

Liabilities and Members’ Deficiency:
Liabilities:
Mortgages payable	$41,351,683	$39,672,417
Accrued interest	189,965	181,168
Prepaid rent	-	239,418
Building improvement costs payable	-	555,200
Payable to lessee, a related party	1,213,252	672,853
Total liabilities	42,754,900	41,321,056
Commitments and contingencies	-	-
Members’ deficiency	(4,818,486)	(4,574,677)
Total liabilities and members’ deficiency	$37,936,414	$36,746,379

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

June 30, 2009

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months Ended June 30, 2009 2008		For the Six Months Ended June 30, 2009 2008
Revenues:
Basic minimum annual rent, from a related party	$802,479	$676,364	$1,548,807	$1,348,642
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000
Total rent income	990,479	864,364	1,924,807	1,724,642
Dividend income	2,534	20,963	5,019	54,888
Miscellaneous income	0	0	0	962
Total revenues	993,013	885,327	1,929,826	1,780,492

Expenses:
Interest on mortgages	576,730	511,711	1,134,795	1,022,089
Supervisory services, to a related party	15,000	15,000	30,000	30,000
Amortization of leasing commissions	38,461	42,943	86,339	86,732
Amortization of mortgage refinancing costs	33,890	33,890	67,780	67,780
Depreciation of building improvements	219,017	208,809	431,318	417,044
Fees and miscellaneous	15,053	19,787	63,403	32,575
Total expenses	898,151	832,140	1,813,635	1,656,220
Net Income	$94,862	$53,187	$116,191	$124,272
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$131.75	$73.87	$161.38	$ 172.60

Distributions per $5,000 participation unit consisted of the following:
Income	$ 131.75	$ 73.87	$ 161.38	$ 172.60
Return of capital	118.25	176.13	338.62	327.40
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2009 and 2008, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

June 30, 2009

250 West 57 th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Six Months Ended June 30, 2009	For the Year Ended December 31, 2008
Members’ deficiency:
January 1, 2009 January 1, 2008	$(4,574,677)	$(4,027,558)
Add, net income:
January 1, 2009 through June 30, 2009	116,191	0
January 1, 2008 through December 31, 2008	0	2,902,949
	(4,458,486)	(1,124,609)
Less distributions:
Distributions January 1, 2009 through June 30, 2009	360,000	0
Distributions January 1, 2008 through December 31, 2008	0	720,000
Distribution, November 30, 2008	0	2,730,068
	360,000	3,450,068
Members’ deficiency:
June 30, 2009 December 31, 2008	$(4,818,486)	$(4,574,677)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

250 West 57th St. Associates L.L.C.

June 30, 2009

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash flows from operating activities: Net income	$ 116,191	$ 124,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	431,318	417,044
Amortization of leasing commissions	86,339	86,732
Amortization of mortgage refinancing costs	67,780	67,780
Change in rent receivable	0	(200)
Change in leasing commissions	0	0
Change in accrued interest	8,797	2,025
Change in prepaid rent	(239,418)	0
Net cash provided by operating activities	471,007	697,653

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(1,534,196)	(107,383)
Change in receivable from participants	(36,362)	(17,171)
Change in building improvement costs payable	(555,200)	(2,348,030)
Net cash used in investing activities	(2,125,758)	(2,472,584)

Cash flows from financing activities:
Proceeds from mortgages payable	2,060,000	800,000
Repayment of mortgage payable	(380,734)	(310,494)
Increase in due to lessee	540,399	2,455,413
Distributions to participants	(360,000)	(360,000)

Net cash provided by financing activities	1,859,665	2,584,919

Net change in cash and cash equivalents	204,914	809,988
Cash and cash equivalents, beginning of period	3,511,627	5,191,151
Cash and cash equivalents, end of period	$3,716,541	$6,001,139

Cash paid for: Interest	$1,125,998	$1,020,064

See notes to the condensed financial statements.

 Notes To Condensed Financial Statements (unaudited)

250 West 57th St. Associates L.L.C.

June 30, 2009

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2009 and its results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Registrant adopted SFAS No. 165 during the second quarter of 2009.

In July 2009, the FASB issued SFAS No. 168, "Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." The FASB Accounting Standards Codification ("Codification") will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  In the FASB's view, the issuance of SFAS 168 and the Codification will not change GAAP, and therefore Registrant does not expect the adoption of SFAS 168 to have an effect on its financial statements or disclosures.

              Note C Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the "Fisk Building at 250 West 57 th Street” (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57 th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Wien & Malkin LLC (“Wien & Malkin” or the "Supervisor"), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note F below.

Note D Lease

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

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Wien & Malkin for supervisory services. The lease modification dated November 17, 2000 between Registrant and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note E.

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

For the lease year ended September 30, 2008, Lessee reported net operating profit of $6,900,822 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2008 and Secondary Overage Rent of $2,957,049 subsequent to September 30, 2008.  The Secondary Overage Rent of $2,957,049 represents 50% of the excess of the Lessee’s net operating profit of $6,900,822 over $752,000, less $117,360 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2008 of $2,957,049 plus $117,360 of interest income was available for distribution by the Registrant to the Participants. After deducting the Additional Payment to Supervisor of $303,341 (Note F), $38,000 of professional fees and annual New York State limited liability company filing fees of $3,000, the balance of $2,730,068 was distributed by Registrant to the Participants on November 30, 2008.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Primary Overage Rent received from October 1st to December 31 st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

Note E Mortgages

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

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company. The initial draw of $2,100,000 and all subsequent draws require constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to pay the full $12,410,000 in equal monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The Second Mortgage matures on January 5, 2015. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $39,814,000 at June 30, 2009.

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

The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of June 30, 2009, the Registrant had incurred or accrued costs related to the improvement program of $34,370,231 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional $20,990,000 of loans previously approved assuming such financing is available and Lessee’s operating cash flow.

Note F Supervisory Services

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six-month period ended June 30, 2009 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2009 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note D above for a description of the terms of the Lease between Registrant and Lessee.  The respective interests of the Members in Registrant and in Lessee arise solely from ownership of their respective Participations in Registrant and member interests in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee

Note G Subsequent Events

Registrant has performed an evaluation of subsequent events through October 5, 2009, which is the date the financial statements were filed.

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second Mortgages and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor, other expenses and then to distribute the balance of such Overage Rent less any additions to reserves to the Participants.  See Note F to the condensed financial statements.  Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends.  During the six-month period ended June 30, 2009, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2008, Registrant made an additional distribution of $3,792 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual limited liability company filing fee and professional fees relating to an investor matter.  See Notes D and F to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three and six-month periods ended June 30, 2009 as compared with the corresponding periods of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income due to decreased cash balances and miscellaneous income for the three and six-month periods ended June 30, 2009 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2009 as compared with the corresponding periods of the prior year.  Such increase for the three month period was the net result of an increase in interest on the mortgages payable and depreciation of building improvements and a decrease in amortization of leasing commissions and fees and miscellaneous expense for the three-month period ended June 30, 2009 as compared with the corresponding period of the prior year. The increase in total expenses for the six-month period ended June 30, 2009 was the result of an increase in interest on the mortgages payable and depreciation of building improvements and fees and miscellaneous expense for accounting and legal services as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at June 30, 2009 as compared with June 30, 2008 as a result of draws on the Second Mortgage for reimbursements to the Lessee relating to the Program. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000 and from proceeds of $12,410,000 drawn on the Second Mortgage all of which has been drawn at June 30, 2009. The Participants of Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commenced April 5, 2009, calculated on a twenty-five year amortization schedule. The First Mortgage matures on December 5, 2014 and the Second Mortgage matures January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity.  Therefore, repayment of the First and Second Mortgages will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historic real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the First and Second Mortgage balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received by the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,351,683	$901,624	$1,959,464	$2,187,983	$36,302,612
Interest Obligations	11,921,701	2,280,294	4,404,371	4,175,852	1,061,184
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$53,273,384	$3,181,918	$6,363,835	$6,363,835	$37,363,796

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2008.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of June 30, 2009, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $145,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $11,667 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The  Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, the end of the period covered by this report, has concluded that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

250 West 57th St. Associates L.L.C.

June 30, 2009

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

Date: October 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell, Attorney-in-Fact*

Date: October 5, 2009

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates L.L.C.

June 30, 2009

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

Date: October 5, 2009

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

250 West 57th St. Associates L.L.C.

June 30, 2009

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

Date: October 5, 2009

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

250 West 57th St. Associates L.L.C.

June 30, 2009

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 5, 2009

By /s/ Mark Labell

Mark Labell

                        Senior Vice President, Finance

                          Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

250 West 57th St. Associates L.L.C.

June 30, 2009

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 5, 2009

By /s/ Mark Labell

Mark Labell

                         Senior Vice President, Finance

                          Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.