Form 10-Q
period 2009-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-01-04
CIK 100412

250 West 57th St. Associates L.L.C.

September 30, 2009

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[x]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Smaller Reporting Company [X]

250 West 57th St. Associates L.L.C.

September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets:	September 30, 2009	December 31, 2008
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	35,972,891	33,524,035
Less: accumulated depreciation	4,838,127	4,183,607
	31,134,764	29,340,428
Building improvements in progress	-	45,383
Land	2,117,435	2,117,435
Total real estate, net	33,252,199	31,503,246
Cash and cash equivalents	3,487,092	3,511,627
Rent receivable	4,780,515	-
Receivable from participants re: NYS estimated tax	53,600	-
Leasing commissions Less: accumulated amortization	1,542,746 775,490 767,256	1,542,746 638,141 904,605
Other assets	210,000	-

Mortgage refinancing costs	1,282,593	1,282,593
Less: accumulated amortization	557,363	455,692
	725,230	826,901
Total assets	$43,275,892	$36,746,379
Liabilities and Members’ Deficiency:
Liabilities:
Mortgages payable	$41,130,915	$39,672,417
Accrued interest	188,949	181,168
Accrued supervisory fees	464,737	-
Prepaid rent	-	239,418
Building improvement costs payable	-	555,200
Payable to lessee, a related party	2,082,529	672,853
Total liabilities	43,867,130	41,321,056
Commitments and contingencies	-	-
Members’ deficiency	(591,238)	(4,574,677)
Total liabilities and members’ deficiency	$43,275,892	$36,746,379

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

September 30, 2009

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
Basic minimum annual rent, from a related party	$802,481	$683,856	$2,351,288	$2,032,498
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related party	4,780,515	2,957,049	4,780,515	2,957,049
Total rent income	5,770,996	3,828,905	7,695,803	5,553,547
Dividend income	1,015	22,683	6,034	77,571
Miscellaneous income	0	0	0	962
Total revenues	5,772,011	3,851,588	7,701,837	5,632,080

Expenses:
Interest on mortgages	573,695	518,464	1,708,490	1,540,553
Basic fees for supervisory services, to a related party	15,000	15,000	45,000	45,000
Additional payment for supervisory services, to a related party	464,737	303,341	464,737	303,341
Amortization of leasing commissions	51,010	42,628	137,349	129,359
Amortization of mortgage refinancing costs	33,891	33,890	101,671	101,671
Depreciation of building improvements	223,202	209,978	654,520	627,022
Professional fees and miscellaneous	3,228	5,792	66,631	38,367
Total expenses	1,364,763	1,129,093	3,178,398	2,785,313
Net Income	$4,407,248	$2,722,495	$4,523,439	$2,846,767
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$6,121.17	$3,781.24	$6,282.55	$3,953.84

Distributions per $5,000 participation unit consisted of the following:
Income	$250.00	$250.00	$750.00	$750.00
Return of capital	0	0	0	0
Total distributions	$250.00	$250.00	$750.00	$750.00

At September 30, 2009 and 2008, there were 720 units (at $5,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

September 30, 2009

250 West 57 th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Year Ended December 31, 2008
Members’ deficiency:
January 1, 2009 January 1, 2008	$(4,574,677)	$(4,027,558)
Add, net income:
January 1, 2009 through September 30, 2009	4,523,439	-
January 1, 2008 through December 31, 2008	-	2,902,949
	(51,238)	(1,124,609)
Less distributions:
Distributions January 1, 2009 through September 30, 2009	540,000	-
Distributions January 1, 2008 through December 31, 2008	-	720,000
Distribution, November 30, 2008	-	2,730,068
	540,000	3,450,068
Members’ deficiency:
September 30, 2009 December 31, 2008	$(591,238)	$(4,574,677)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

September 30, 2009

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash flows from operating activities: Net income	$ 4,523,439	$ 2,846,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	654,520	627,022
Amortization of leasing commissions	137,349	129,359
Amortization of mortgage refinancing costs	101,671	101,671
Change in rent receivable	(4,780,515)	(2,955,347)
Change in accrued interest and other expenses	7,781	2,004
Change in accrued additional payment to supervisor	464,737	303,341
Change in prepaid rent	(239,418)	-
Net cash provided by operating activities	869,564	1,054,817

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(2,403,473)
Change in building improvement costs payable	(555,200)	(2,105,254)
Change in receivable from participants	(53,600)	(25,040)
Net cash used in investing activities	(3,012,273)	(2,455,412)

Cash flows from financing activities:
Change in other assets	(210,000)	-
Proceeds from mortgage payable	2,060,000	800,000
Repayment of mortgage payable	(601,502)	(468,864)
Increase in due to lessee	1,409,676	2,455,412
Distributions to participants	(540,000)	(540,000)

Net cash provided by financing activities	2,118,174	2,221,508
Net increase (decrease) in cash and cash equivalents	(24,535)	820,913
Cash and cash equivalents, Beginning of period	3,511,627	5,191,151
Cash and cash equivalents, end of period	$3,487,092	$6,012,064

Cash paid for: Interest	$1,700,710	$1,538,549

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

September 30, 2009

Notes To Condensed Financial Statements (unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2009 and its results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  Information included in the condensed balance sheet as of December 31, 2008 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2008 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Recent Accounting Pronouncements

In May 2009, the FASB issued ASC Topic 855 (formerly SFAS No. 165, Subsequent Events).  This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Registrant adopted ASC Topic 855 during the second quarter of 2009.

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles , which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009.  The adoption of FASB ASC Topic 105 did not impact our financial position or results of operations.

Note C Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the "Fisk Building at 250 West 57 th Street” (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57 th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note F below.

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

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Malkin Holdingsfor supervisory services. The lease modification dated November 17, 2000 between Registrant and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note E.

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

For the lease year ended September 30, 2009, Lessee reported net operating profit of $10,331,483 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2009 and Secondary Overage Rent of $4,780,515 subsequent to September 30, 2009.  The Secondary Overage Rent of $4,780,515 represents 50% of the excess of the Lessee’s net operating profit of $10,331,483 over $752,000, less $9,225 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2009 of $4,780,515 plus $9,225 of interest income was available for distribution by the Registrant to the Participants. After deducting $100,000 for additions to reserves for general contingencies, the Additional Payment to Supervisor of $464,737 (Note F), $39,368 of professional fees and annual New York State filing fees of $3,000, the balance of $4,182,635 was distributed by Registrant to the Participants on November 30, 2009.

As a result of its revenue recognition policy, rental income for the year ending December 31 st includes the advances of Primary Overage Rent received from October 1st to December 31 st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

Note E Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The First Mortgage matures on January 5, 2015. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

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

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential in the original amount of $42,910,000, and to be used for capital improvements. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has three options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $39,566,000 at September 30, 2009.

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

The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of September 30, 2009, the Registrant had incurred or accrued costs related to the improvement program of $35,284,891 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

Note F Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic supervisory fees are $40,000 per annum (the “Basic Payment”), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant. Any Additional Payment is payable from Secondary Overage Rent.

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant's independent registered public accounting firm, and distribution of related materials to the Participants.  Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant also pays Supervisor for special supervisory services at hourly rates. No remuneration was paid during the nine-month period ended September 30, 2009 by Registrant to either of the Members as such.

Registrant pays Supervisor an additional payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2009 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant has performed an evaluation of subsequent events through January 4, 2010, which is the date the financial statements were filed.

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

Registrant does not pay dividends.  During the nine-month period ended September 30, 2009, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2009, Registrant made an additional distribution of $5,809 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual New York State filing fees, professional fees relating to an investor matter and addition to reserves for general contingencies.  See Notes D and F to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service and an increase in Secondary Overage Rent attributable to an increase in Lessee’s profit, and a decrease in dividend income due to decreased cash balances and miscellaneous income for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and nine-month periods ended September 30, 2009 as compared with the corresponding periods of the prior year.  Such increase for the three month period was the net result of an increase in interest on the mortgages payable, an increase in the Additional Payment to Supervisor, an increase in depreciation of building improvements, an increase in amortization of leasing commissions and a decrease in fees and miscellaneous expense for the three month period ended September 30, 2009 as compared with the corresponding period of the prior year. The increase in total expenses for the nine month period ended September 30, 2009 was the result of a increase in interest on the mortgages payable, in the Additional Payment to Supervisor, depreciation of building improvements, amortization of leasing commissions and fees and miscellaneous expense as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has increased at September 30, 2009 as compared with September 30, 2008 as a result of draws on the Second Mortgage for reimbursements to the Lessee relating to the Program and an increase in Secondary Overage Rent receivable from the Lessee. Costs relating to the improvement program were funded from proceeds of the First Mortgage of $30,500,000 and from proceeds of $12,410,000 drawn on the Second Mortgage all of which has been drawn at September 30, 2009. On October 15, 2009, Registrant closed on a $21,000,000 line of credit. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a twenty-five year amortization schedule. Amortization payments under the Second Mortgage commenced April 5, 2009, calculated on a twenty-five year amortization schedule. The First and the Second Mortgage matures on January 5, 2015. The line of credit requires payment of interest only and also matures on January 5, 2015. Registrant does not maintain any reserve to cover the payments of such mortgage indebtedness at maturity.  Therefore, repayment of the senior mortgage debt and the line of credit will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historic real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the senior mortgage debt and the line of credit balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received by the Lessee and, to the extent necessary, from additional capital investment by the members in the Lessee and/or external financing.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,130,915	$914,136	$1,986,664	$2,218,368	$36,011,747
Interest Obligations	11,456,944	2,267,782	4,377,171	4,145,467	666,524
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$52,587,859	$3,181,918	$6,363,835	$6,363,835	$36,678,271

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2008.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of September 30, 2009, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $150,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $11,667 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The  Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, the end of the period covered by this report, has concluded that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

 Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements.  As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

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

250 West 57th St. Associates L.L.C.

September 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 14, 2003 (collectively, the “Power”).

250 WEST 57th ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: January 4, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: January 4, 2010

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates L.L.C.

September 30, 2009

Exhibit 31.1

CERTIFICATIONS

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: January 4, 2010

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

September 30, 2009

Exhibit 31.2

CERTIFICATIONS

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

Date: January 4, 2010

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

250 West 57th St. Associates L.L.C.

September 30, 2009

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 4, 2010

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

September 30, 2009

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: January 4, 2010

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