Form 10-K/A
period 2008-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-02-01
CIK 100412

250 West 57th St. Associates L.L.C.

December 31, 2008

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

Smaller Reporting Company [X]

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of 250 West 57 th St. Associates L.L.C for the fiscal year ended December 31, 2008 is filed to include the corrected income statement of 250 West 57 th St. Associates L.L.C. for the year ended December 31, 2008 as the original filing included an error due to converting data from the financial statements to the Edgar format. The error was that interest expense was reflected as $22,070,135 when it should have been only $2,070,135, resulting in a net loss rather than net income of $2,902,949. Also included is a revised Item 9a Controls and Procedures expressly stating that Malkin Holdings as Supervisor of Registrant determined the effectiveness of disclosure controls and procedures and the effectiveness of internal controls over financial reporting, and revised Certifications of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

There are no changes to the original Form 10-K other than those described above. This amendment speaks as of the filing date of the original Form 10-K and does not reflect events that have occurred after that date.

Item 15.            Exhibits, Financial Statement Schedules and Report on Form 10-K.

                         (a) (1) Financial Statements:

                                    Report of Independent Registered Public Accounting Firm of Margolin Winer Evens LLP, dated

                                    May 4, 2009.

                              (3) Exhibits:  See Exhibit Index.

                                    31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Vice

                                                    President, Finance

                                    31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of Mark Labell, Senior Member

                                                    of Financial/Accounting staff

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

250 West 57th St. Associates L.L.C.

December 31, 2008

Item 15.

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

250 West 57th St. Associates L.L.C.

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

December 31, 2008

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

250 West 57th St. Associates L.L.C.

December 31, 2008

250 WEST 57TH ST. ASSOCIATES L.L.C.
(A Limited Liability Company)

STATEMENTS OF INCOME

	Year ended December 31
	2008	2007
Revenues:
Rent income, from a related party	$ 6,439,332	$ 6,588,071
Miscellaneous income	962	1,200
Interest and dividend income	80,760	110,986

TOTAL REVENUES	6,521,054	6,700,257

Expenses:
Interest on mortgages	2,070,135	1,926,775
Supervisory services, to a related party	363,341	369,528
Depreciation of building improvements	837,000	807,017
Amortization of leasing commission	171,964	171,920
Amortization of mortgage refinancing costs	135,561	135,560
Professional fees	39,780	64,691
Miscellaneous	325	509
TOTAL EXPENSES	3,618,105	3,476,000

NET INCOME	2,902,949	3,224,257

Earnings per $5,000 participation unit, based
on 720 participation units outstanding during each
year	$ 4,032	$ 4,478

See accompanying notes to financial statements.

250 West 57th St. Associates L.L.C.

December 31, 2008

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

Members'	Share of		Members' Deficiency
Deficiency	Net Income		December 31,
January 1, 2008	for year	Distributions	2008

Year ended December 31, 2008:

Anthony E. Malkin Joint Venture #1	$(402,757)	$290,295	$345,006	$(457,468)

Anthony E. Malkin Joint Venture #2	(402,757)	290,295	345,006	(457,468)

Anthony E. Malkin Joint Venture #3	(402,754)	290,295	345,007	(457,466)

Anthony E. Malkin Joint Venture #4	(402,754)	290,294	345,007	(457,467)

Peter L. Malkin Joint Venture #1	(402,754)	290,295	345,007	(457,466)

Peter L. Malkin Joint Venture #2	(402,755)	290,295	345,007	(457,467)

Peter L. Malkin Joint Venture #3	(402,756)	290,295	345,007	(457,468)

Peter L. Malkin Joint Venture #4	(402,757)	290,295	345,007	(457,469)

Peter L. Malkin Joint Venture #5	(402,756)	290,295	345,007	(457,468)

Peter L. Malkin Joint Venture #6	(402,758)	290,295	345,007	(457,470)

TOTALS	$(4,027,558)	$2,902,949	$3,450,068	$(4,574,677)

See accompanying notes to financial statements .

250 West 57th St. Associates L.L.C.

December 31, 2008

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

December 31, 2008

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

December 31, 2008

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

8. Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2008 and 2007, based on 720 participation units outstanding during each year, consisted of the following:

   Year ended December 31,

Income	2008 $4,032	2007 $4,478
Return of capital	760	391
Total distributions per unit	$4,792	$4,869

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

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant’s Supervisor is responsible for establishing and maintaining on behalf of management adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2008, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. Such report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only its report in this annual report.

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the Registrant and we have:

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

Date: February 1, 2010

             /s/ Mark Labell

                 Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

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

Date: February 1, 2010

             /s/ Mark Labell

                 Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

Exhibit 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the Supervisor* of 250 West 57 th St. Associates L.L.C. (“Registrant”) to certify that:

1.      the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 1, 2010

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

                                                                                                                                        Exhinit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the Supervisor* of 250 West 57 th St. Associates L.L.C. (“Registrant”), to certify that:

1.      the Annual Report on Form 10-K of Registrant for the period ended December 31, 2008 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 1, 2010

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