Form 10-K/A
period 2008-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-02-02
CIK 100412

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Powers of Attorney, dated October 14, 2003 (the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.
(Registrant)

By: /s/ Mark Labell

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

Date: February 2, 2010

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:/s/ MarK Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

Date: February 2, 2010

*Mr. Labell supervises accounting functions for Registrant.

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

Date: February 2, 2010

             By: /s/ Mark Labell

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

Date: February 2, 2010

              By: /s/ Mark Labell

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

Dated: February 2, 2010

By: /s/ Mark Labell
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

Dated: February 2, 2010

By: /s/ Mark Labell
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