Form 10-Q/A
period 2009-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-02-08
CIK 100412

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2009

OR

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

Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐

Smaller Reporting Company ☒

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of 250 West 57 th St. Associates L.L.C for the quarter ended June 30, 2009 is filed to include revised Certifications of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

By:_/s/ Mark Labell

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

Exhibit 31.2

CERTIFICATIONS

I, Mark Labell, certify that:

1.I have reviewed this report on Form 10-Q of 250 West 57th St. Associates L.L.C.;

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

By:_/s/ Mark Labell

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 8, 2010

By:_/s/ Mark Labell

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

1.

the Quarterly Report on Form 10-Q of Registrant for the period ended June 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: February 8, 2010

By:_/s/ Mark Labell

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