Form 10-K
period 2009-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-06-17
CIK 100412

250 West 57th St. Associates L.L.C.

December 31, 2009

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Smaller Reporting Company [X]

PART I

Item 1.

Business.

(a)

General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the Fisk Building (the "Building"), 250-264 West 57th Street, New York, New York and to the land there- under (collectively, the "Property").  On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee"), under a long-term net operating lease dated May 1, 1954 (the "Lease"), the current term of which expires on September 30, 2028.  Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family. In addition, both of the Agents hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Lessee.  See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships which may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2009, the Building was approximately 87% occupied by approximately 152 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment.  Registrant does not maintain a staff.  See Item 2 hereof for additional information concerning the Building.

(b)

Lease

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Malkin Holdings for supervisory services. The lease modification dated November 17, 2000, and as further modified, between Registrant and Lessee provides that the Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages.

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

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th.

For the lease year ended September 30, 2009, Lessee reported net operating profit of $10,331,483 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2009 and Secondary Overage Rent of $4,780,515 subsequent to September 30, 2009.  The Secondary Overage Rent of $4,780,515 represents 50% of the excess of the Lessee’s net operating profit of $10,331,483 over $752,000, less $9,225 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2009 of $4,780,515 plus $9,225 of interest income was available for distribution by the Registrant to the Participants. After deducting $100,000 for general contingencies, the Additional Payment to Supervisor of $464,737 (Item 11), $39,368 of professional fees and annual New York State filing fees of $3,000, the balance of $4,182,635 was distributed by Registrant to the Participants on November 30, 2009.

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

Real estate taxes paid directly by the Lessee totaled approximately $3,827,486 and $3,348,089 for the years ended December 31, 2009 and 2008, respectively.

(c)

Mortgages

On December 29, 2004, the first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the First Mortgage is $28,658,688 at December 31, 2009. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company of America. $2,100,000 was drawn at closing and the remaining $10,310,000 had been drawn as of December 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the Second Mortgage is $12,248,396 at December 31, 2009. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential  Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at December 31, 2009. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has three options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $40,343,000 as of December 31, 2009.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of December 31, 2009, the Registrant had incurred or accrued costs related to the improvement program of $36,083,936 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

(d)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental  payable to Lessee is approximately $38 per square foot (exclusive of electricity charges and escalation).  The asking rates for new leases at the building range from $35 to $64 per square foot.

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

Item 2.

Properties.

As stated in Item 1 hereof, Registrant owns the Building located at 250-264 West 57th Street, New York, New York, known as the Fisk Building, and the land thereunder.  Registrant's fee title to the Property is encumbered by the First and Second Mortgages and the line of credit which, at December 31, 2009, had unpaid principal balances of $41,841,700. For a description of the terms of the Mortgages see Note 3 of the Notes to the Financial Statements.

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

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  Registrant was advised of 28 transfers of Participations during 2009. In three instances, the indicated purchase price was equal to 5.21 times the face amount of the Participation transferred, i.e., $26,050 for a $5,000 Participation. In one instance, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2009, there were 615 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the years ended December 31, 2009 and 2008, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation).  On November 30, 2009 and November 30, 2008, Registrant made additional distributions for each $5,000 Participation of $5,809 and $3,792, respectively.  Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2009 and 2008 in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional fees, annual New York State filing fees and general contingencies.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  (See Item 1 hereof).  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.  See Item 7 hereof.

Item 6.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

SELECTED FINANCIAL DATA

(Unaudited)

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2009.  This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                                                                                   Year ended December 31,

  2009

   2008

   2007

   2006

  2005

Basic minimum annual rent income	$3,168,449	$2,730,283	$2,554,250	$1,736,405	$1,266,162
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	4,780,515	2,957,049	3,281,821	1,701,242	1,729,364
Dividend and interest income	6,329	80,760	110,986	156,297	100,008
Miscellaneous income	-	962	1,200	-	-
Total revenue	$8,707,293	$6,521,054	$6,700,257	$4,345,944	$3,847,534
Net income	$4,605,666	$2,902,949	$3,224,257	$1,355,014	$1,633,312
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$6,397	$4,032	$4,478	$1,882	$2,268
Total assets	$38,159,841	$36,746,379	$39,174,884	$33,895,059	$31,189,475
Long-term obligations	$41,841,700	$39,672,417	$37,301,770	$34,100,000	30,500,000
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$6,397	$4,032	$4,478	$1,882	$2,268
Return of capital	412	760	391	1,491	961
Total distributions	$6,809	$4,792	$4,869	$3,373	$3,229

Item 6a.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2009.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

                                    Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Statement of Income Data:
Basic minimum annual rent income	$746,328	$802,479	$802,481	$817,161
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	4,780,515	-
Miscellaneous income	-	-	-	-
Dividend income	2,485	2,534	1,015	295
Total revenue	936,813	993,013	5,772,011	1,005,456

Interest on mortgages	558,065	576,730	573,695	585,298
Supervisory services	15,000	15,000	479,737	15,000
Fees for special services and miscellaneous	48,350	15,053	3,228	(25,505)
Depreciation of building improvements	212,301	219,017	223,202	225,768
Amortization of leasing commissions	47,878	38,461	51,010	50,967
Amortization of mortgage refinancing costs	33,890	33,890	33,891	71,701
Total expenses	915,484	898,151	1,364,763	923,229

Net income	$21,329	$94,862	$4,407,248	$82,227
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$30	$132	$6,121	$114

Item 6a.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

QUARTERLY RESULTS OF OPERATIONS

(Unaudited)

                                                                                                                   Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Statement of Income Data:
Basic minimum annual rent income	$672,278	$676,364	$683,856	$697,785
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	2,957,049	-
Miscellaneous income	962	-	-	-
Dividend and interest income	33,925	20,963	22,683	3,189
Total revenue	895,165	885,327	3,851,588	888,974

Interest on mortgages	510,378	511,711	518,464	529,582
Supervisory services	15,000	15,000	318,341	15,000
Fees for special services and miscellaneous	12,789	19,787	5,792	1,737
Depreciation of building improvements	208,235	208,809	209,978	209,978
Amortization of leasing commissions	43,789	42,943	42,628	42,604
Amortization of mortgage refinancing costs	33,890	33,890	33,890	33,890
Total expenses	824,081	832,140	1,129,093	832,791

Net income	$71,084	$53,187	$2,722,495	$56,183
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$99	$73	$3,781	$78

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2009 and 2008, and for the years ended December 31, 2009 and 2008. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Primary Overage Rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum (currently $752,000 a year) and is recorded ratably over the twelve month period. Secondary Overage Rent is based on the net profits of the Lessee in each lease year, as defined, and is recorded by Registrant when such amount becomes determinable.

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property described in Item 2 hereof subject to a net operating lease of the Property held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second Mortgages and the line of credit and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor, other expenses and then to distribute the balance of such Overage Rent less any additions to reserves to the Participants.  Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property.  Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

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

The following summarizes the material factors for the three most recent years affecting Registrant's results of operations for such periods:

(a)

Total revenues increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008. Such increase was the net result of an increase in Secondary Overage Rent received by Registrant, an increase in Basic Rent and a decrease in dividend income. See Note 4 of the Notes to the Financial Statements.

(b)

Total expenses increased for the year ended December 31, 2009 as compared with the year ended December 31, 2008. Such increase was the    result of increases in interest expense, amortization of leasing commissions and mortgage financing costs, depreciation expense and supervisory service expense. See Notes 3 and 5 of the Notes to the Financial Statements.

Liquidity and Capital Resources

Registrant's liquidity decreased at December 31, 2009 as compared to December 31, 2008 as the result of payments made under the improvement program. Costs relating to the improvement program were funded in 2009 from proceeds of $2,050,000 drawn on the Second Mortgage all of which has been drawn at December 31, 2009. On October 15, 2009, Registrant closed on a $21,000,000 line of credit and drew $934,616 at closing. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a 25 year amortization schedule. Amortization payments under the Second Mortgage commenced April 5, 2009, calculated on a twenty-five year amortization schedule. The First and the Second Mortgages mature on January 5, 2015. The line of credit requires payment of interest only and also matures on January 5, 2015. Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity.  Therefore, repayment of mortgage debt will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the senior mortgage debt and the line of credit balances at maturity.

Registrant anticipates that funds for working capital for the Property will be provided by rental payments received by Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing.

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,841,700	$926,822	$2,014,243	$2,248,681	$36,657,954
Interest Obligations	11,194,108	2,315,846	4,471,092	4,236,156	171,014
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$53,035,808	$3,242,668	$6,485,335	$6,484,837	$36,822,968

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2009 and 2008 and for each of the two years in the period ended December 31, 2009 and the financial statements of the Lessee as of and for the year ended December 31, 2009 are included in this annual report immediately following Exhibit 32.2.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant’s Supervisor is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934).

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

Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment Registrant’s Supervisor has concluded that, as of December 31, 2009, Registrant’s internal control over financial reporting was effective.

This annual report does not include an attestation report of Registrant’s current registered public accounting firm regarding internal control over financial reporting. The Registrant’s Supervisor’s report was not subject to attestation by Registrant’s current registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Registrant to provide only its report in this annual report.

PART III

Item 10.

Directors and Executive Officers of the Registrant.

Registrant has no directors or officers or any other centralization of management.  There is no specific term of office for any Agent in Registrant.  The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2009 the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual became an Agent
Peter L. Malkin	76	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1982
Anthony E. Malkin	48	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1998

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

Registrant’s organizational documents do not provide for a board of directors or officers. As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings. No remuneration was paid during the fiscal year ended December 31, 2009 by Registrant to any of the Agents as such.  Registrant pays Supervisor for supervisory services and disbursements:  (i) $40,000 per annum (the "Basic Payment"), payable in equal monthly installments. Of the annual $40,000 Basic Payment, $28,000 is paid from Basic Rent and $12,000 is paid from Primary Overage Rent received by Registrant.  Any Additional Payment is payable from Secondary Overage Rent. Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2009 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2009, the Additional Payment was $484,737.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the year ended December 31, 2009 by Registrant to either of the Members as such.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities.  See Item 5 hereof.  At December 31, 2009, no person owned of  record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2009 the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

At such date, certain of the Agents held Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $11,667 of Participations.  He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $150,834 of Participations.  Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

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

                                (d)     Not applicable.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

The fees paid by Malkin Holdings LLC, the Supervisor of Registrant, to Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2009 and 2008, respectively,  were as follows:

Fee Category	2009	2008
Audit Fees	$48,000	$45,500
Audit-Related Fees	-	-
Tax Fees	7,000	6,500
All other Fees	-	-
	$55,000	$52,000

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

For all services, the Supervisor submits from time to time to the Agents of Registrant for approval services that it recommends the R                                             For all services, the Supervisor submits from time to time to the Agents of Registrant for approval services that it recommends the Registrant engage the independent auditor to provide for the fiscal year.  In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor may provide from time-to-time during the year.  All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to a Power of Attorney, dated October 14, 2003 (the "Power").

250 WEST 57TH ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date:  June 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date:  June 17, 2010

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

Date: June 17, 2010

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

Date: June 17, 2010

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

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2010

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

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C.78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: June 17, 2009

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

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Income for the Years Ended December 31, 2009 and 2008

Statements of Members’ Deficiency for the Years Ended December 31, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

Notes to Financial Statements

SCHEDULE III - Real Estate and Accumulated Depreciation as of December 31, 2009

All other schedules are omitted as the information is not required, is not material or is otherwise provided.

[LETTERHEAD OF MARGOLIN, WINER & EVENS LLP]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2009 and 2008, and the related statements of income, members' deficiency and cash flows for the years then ended, and the supporting financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation for the years ended December 31, 2009 and 2008, also included in this Form 10-K.  These financial statements and schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America, and the related financial statement schedule for the years ended December 31, 2009 and 2008, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Margolin, Winer & Evens LLP

Garden City, New York

June 17, 2010

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31,
	2009	2008
Assets
Real Estate at 250-264 West 57th Street, New York, N.Y. :
Building	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682
	0	0

Building improvements	36,771,936	33,524,035
Less: Accumulated depreciation	5,063,895	4,183,607
	31,708,041	29,340,428
Building improvements in progress	45,356	45,383
Land	2,117,435	2,117,435
Total real estate, net	33,870,832	31,503,246

Cash and cash equivalents:
Cash in banks	440,489	322,193
Distribution account held by Malkin Holdings LLC, a related party	60,000	60,000
Fidelity U.S. Treasury Income Portfolio	1,453,440	3,129,434
Total cash and cash equivalents	1,953,929	3,511,627

Leasing commissions, less accumulated amortization
of $826,457 in 2009 and $638,141 in 2008	736,274	904,605

Mortgage refinancing costs, less accumulated amortization
of $629,064 in 2009 and $455,692 in 2008	1,598,806	826,901

Total assets	$38,159,841	$36,746,379

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$41,841,700	$39,672,417
Accrued mortgage interest	193,149	181,168
Payable to lessee, a related party	996,638	672,853
Building improvement costs payable	-	555,200
Prepaid rent	-	239,418
Total liabilities	43,031,487	41,321,056
Commitments and contingencies	-	-
Members' deficiency	(4,871,646)	(4,574,677)
Total liabilities and members’ deficiency	$38,159,841	$36,746,379

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Year Ended December 31
	2009	2008
Revenue:
Rent income, from a related party	$8,700,964	$6,439,332
Miscellaneous income	-	962
Interest and dividend income	6,329	80,760
Total revenue	8,707,293	6,521,054

Expenses:
Interest on mortgages	2,293,788	2,070,135
Supervisory services, to a related party	524,737	363,341
Depreciation of building improvements	880,288	837,000
Amortization of leasing commissions	188,316	171,964
Amortization of mortgage refinancing costs	173,372	135,561
Professional fees	37,976	39,779
Miscellaneous	3,150	325
Total expenses	4,101,627	3,618,105

Net income	$4,605,666	$2,902,949

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$6,397	$4,032

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

			Members'
Members'	Share of		Deficiency
Deficiency	Net Income		December 31,
January 1, 2009	for year	Distributions	2009

         Year ended December 31, 2009:

Anthony E. Malkin Joint Venture #1	$(457,468)	$460,567	$490,264	$(487,165)

Anthony E. Malkin Joint Venture #2	(457,468)	460,567	490,264	(487,165)

Anthony E. Malkin Joint Venture #3	(457,466)	460,567	490,264	(487,163)

Anthony E. Malkin Joint Venture #4	(457,467)	460,567	490,264	(487,164)

Peter L. Malkin Joint Venture #1	(457,466)	460,567	490,264	(487,163)

Peter L. Malkin Joint Venture #2	(457,467)	460,567	490,263	(487,163)

Peter L. Malkin Joint Venture #3	(457,468)	460,566	490,263	(487,165)

Peter L. Malkin Joint Venture #4	(457,469)	460,566	490,263	(487,166)

Peter L. Malkin Joint Venture #5	(457,468)	460,566	490,263	(487,165)

Peter L. Malkin Joint Venture #6	(457,470)	460,566	490,263	(487,167)

TOTALS	$(4,574,677)	$4,605,666	$4,902,635	$(4,871,646)

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

250 WEST 57TH ST. ASSOCIATES L.L.C.
(A Limited Liability Company)
STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2009	2008

Cash flows from operating activities:
Net income	$ 4,605,666	$ 2,902,949
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation of building improvements	880,288	837,000
Amortization of leasing commissions	188,316	171,964
Amortization of mortgage refinancing costs	173,372	135,560
Changes in operating assets and liabilities:
Change in accrued mortgage interest	11,981	12,529
Change in prepaid rent	(239,418)	239,418

Net cash provided by operating activities	5,620,205	4,299,420

Cash flows from investing activities:
Purchase of building improvements	(3,247,874)	(395,543)
Leasing commissions paid	(19,985)	-
Change in building improvement costs payable	(555,200)	(2,727,493)

Net cash used in investing activities	(3,823,059)	(3,123,036)

Cash flows from financing activities:
Proceeds from mortgages payable	2,994,616	3,000,000
Repayment of mortgages payable	(825,333)	(629,353)
Payments for financing costs	(945,277)	-
Increase (decrease) in due to lessee	323,785	(1,776,487)
Distributions to participants	(4,902,635)	(3,450,068)

Net cash used in financing activities	(3,354,844)	(2,855,908)

Net decrease in cash and cash equivalents	(1,557,698)	(1,679,524)

Cash and cash equivalents, beginning of year	3,511,627	5,191,151

Cash and cash equivalents, end of year	$ 1,953,929	$ 3,511,627

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,281,807	$ 2,057,606

See accompanying notes to financial statements.

.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.

Business Activity

250 West 57th St. Associates L.L.C. ("Associates") is a New York limited liability company owning commercial property at 250 West 57th Street, New York, N.Y.  The property is leased (the “Lease”) to Fisk Building Associates L.L.C. (the "Lessee").

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

      c.

Land, Building, Building Improvements and Depreciation:

Land, building and building improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2009 have been fully depreciated.

In connection with the building improvements program which began in 1999 (Note 11), costs totaling $36,083,936 have been incurred through December 31, 2009 for new building improvements which have been put into service.

d.   Mortgage Refinancing Costs, Leasing Commissions, and Amortization:

     Mortgage refinancing costs are being amortized ratably over the respective terms of the   mortgages.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

e.   Revenue Recognition:

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

f.

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

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements.

Taxable years ended December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2009 and 2008, the reported amounts of Associates’ net assets and liabilities exceeded their tax bases by approximately $1,600,000 and $810,000, respectively.

     h.

Recent Accounting Pronouncements

In June 2009, the FASB issued FASB ASC Topic 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. The Codification did not change GAAP but reorganizes the literature.  Pursuant to the provisions of FASB ASC Topic 105, Associates has updated references to GAAP in its financial statements issued for the period ended December 31, 2009.  The adoption of FASB ASC Topic 105 did not impact Associates financial position or results of operations.

3.

Mortgages Payable

On December 29, 2004 the First Mortgage (the “First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of  $184,213 applied to interest and principal calculated on a 25 year amortization schedule. The balance of the First Mortgage is $28,658,688 at December 31, 2009. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a Second Mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and the remaining $10,310,000 had been drawn as of December 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Associates is required to pay the full $12,410,000 in equal monthly payments of $80,947 applied to interest and principal calculated on a 25 year amortization schedule. The balance of the Second Mortgage is $12,248,396 at December 31, 2009. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Associates closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at December 31, 2009. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Associates elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term.  Associates has three options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Associates then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The following is a schedule of principal payments on the mortgages in each of the five years subsequent to December 31, 2009 and thereafter:

Year ending December 31,

2010	$ 926,799
2011	979,334
2012	1,034,859
2013	1,093,545
2014	1,155,574
Thereafter	36,651,589
Total	$41,841,700

The real estate is pledged as collateral for the mortgages.

The estimated fair value of Associates’ mortgage debt, based on the available market information was approximately $40,343,000 and $38,065,000 at December 31, 2009 and 2008, respectively.

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

 Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30th in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the

 Lessee and recorded in revenues by Associates in equal monthly installments of $62,667 throughout each year.  Lessee is also required to make an annual payment to Associates of secondary overage rent (“Secondary    Overage Rent”) subsequent to September 30th of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvements program described in Note 11. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property, Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the  lease year ending September 30th.

Rent income was comprised as follows:

	Year ended December 31,
	2009	2008
Basic minimum annual rent	$3,168,449	$2,730,283
Primary Overage rent	752,000	752,000
Secondary Overage rent	4,780,515	2,957,049
Total Overage rent	5,532,515	3,709,049
Rent income	$8,700,964	$6,439,332

Secondary Overage Rent represents 50% of the excess of the Lessee's net operating profit of  $10,331,483 and $6,900,822 in 2009 and 2008, respectively, over $752,000 in each year, less $9,225 and $117,360 in 2009 and 2008, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

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

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year Ending December 31,
2010	$ 3,270,000
2011	3,270,000
2012	3,270,000
2013	3,270,000
2014	3,270,000	*
Thereafter	390,000	*
	$16,740,000

*Associates intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

Real estate taxes paid directly by the Lessee for the years ended December 31, 2009 and 2008 totaled $3,827,486 and $3,348,089, respectively.

5.

Related Party Transactions - Supervisory  and Other Services

                (a) Rental Income

                  All rental income is received by Associates from the Lessee, a related party.

(b) Supervisory and Other Services

Supervisory and other services are provided to Associates by Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), a related party.  Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Basic fees for supervisory services are $40,000 per annum.  Fees for supervisory services (including disbursements and costs of accounting services) were $524,737 and $363,341 for 2009 and 2008, respectively. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $484,737 and $323,341 for 2009 and 2008, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $48,000. For the years ended December 31, 2009 & 2008, Malkin Holdings received $72,484 and $67,296, respectively, from the Lessee in other service fees. Malkin Holdings receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $162,960 and $312,960 for the years ended December 31, 2009 and 2008, respectively.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third party payments (which totaled $116,436 and $291,092 to Malkin Holdings and such Malkin family members in 2009 and 2008, respectively) do not impose any obligation upon Lessee or affect its assets and liabilities.

                     6.   Number of Participants

There were 615 and 609 participants in the various joint ventures as of December 31, 2009 and 2008, respectively.

                     7.   Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

                     8.    Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2009 and 2008, based on 720 participation units outstanding during each year, consisted of the following:

   Year ended December 31,

Income	2009 $6,397	2008 $4,032
Return of capital	412	760
Total distributions	$6,809	$4,792

9.     Concentration of Credit Risk

Associates maintains cash and cash equivalents in two banks, a money market fund (Fidelity U.S. Treasury Income Portfolio) and a distribution account held by Malkin Holdings. The Federal Deposit Insurance Corporation (“FDIC”) insures each account up to $250,000. In addition, under the FDIC’s Transaction Account Guarantee Program, through December 31, 2009, all noninterest-bearing accounts are fully guaranteed by the FDIC. At December 31, 2009, all bank accounts, other than the distribution account, are fully insured. The funds ($60,000 at December 31, 2009) held by Malkin Holdings in the distribution account were paid to the participants on January 1, 2010.  Funds in the money market fund were not insured at December 31, 2009.

10.   Contingencies

Malkin Holdings and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to  Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Associates’ allocable share of such costs is as yet undetermined, and Associates has not provided for the expense and related liability with respect to such costs in these financial statements.  As a result of the August 29, 2006 settlement agreement which included termination of this proceeding, Associates will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

11.

Building Improvements Program and Agreement to Extend Lease

In 1999, the Participants of Associates and the members in Lessee consented to a building improvements program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2009, Associates had incurred or accrued costs related to the Program of $36,083,936 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the mortgage (Note 3), and (2) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any Secondary Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming Secondary Overage Rent continues to be earned.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

December 31, 2009

Column

A	Description
	Office building and land located at	250-264 West 57th Street, New York, New York, known as the "Fisk Building".

B	Encumbrances Prudential Insurance Company Of America and Signature Bank Balance at December 31, 2009	$41,841,700

C	Initial cost to company
	Land	$ 2,117,435
	Building	$ 4,940,682

D	Costs capitalized subsequent to acquisition
	Building improvements (net of $249,791 written off in 2003)	$36,817,292
	Carrying costs	NONE

E	Gross amount at which carried at close of period
	Land	$ 2,117,435
	Building and building improvements	41,757,974
	Total	$43,875,409(a)

F	Accumulated depreciation (net of $249,791 written off in 2003)	$10,004,577(b)

G	Date of construction	1921

H	Date acquired		September 30, 1953

I	Life on which depreciation in latest income statements is computed 39 years
	(a) Gross amount of real estate
	Balance at January 1, 2008		$40,231,993
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):

	F/Y/E 12/31/08	$395,542
	12/31/09	3,247,874	3,643,416
Balance at December 31, 2009			$43,875,409

The costs for federal income tax purposes are the same as for financial statement purposes.
	(b)Accumulated depreciation
	Balance at January 1, 2008		$8,287,289

	Depreciation:
	F/Y/E 12/31/08	$837,000
	12/31/09	880,288	1,717,288
	Balance at December 31, 2009		$10,004,577

FISK BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2009 and 2008

FISK BUILDING ASSOCIATES L.L.C.

CONTENTS

Report of Independent Accountants

1

Financial Statements:

Balance Sheets

2

Statements of Operations

3

Statements of Changes in Members’ Equity

4

Statements of Cash Flows

5

Notes to Financial Statements

6 - 13

[Letterhead of Margolin, Winer & Evens LLP]

Report of Independent Accountants

Fisk Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the management of Fisk Building Associates L.L.C.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Garden City, New York

May 28, 2010

/s/ Margolin, Winer & Evens LLP

1

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,

2009

 2008

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold	$ 100,000	$ 100,000
Leasehold improvements	7,237,415	7,363,719
Subtenant improvements	3,409,764	3,409,764
	10,747,179	10,873,483
Less accumulated depreciation
and amortization	4,058,860	3,314,682

Net Property	6,688,319	7,558,801

Other Assets:
Cash and cash equivalents (Note 2)	5,798,435	3,259,329
Cash - restricted - tenants’ security
deposits	1,847,466	1,930,322
Rent receivable - net (Note 2)	1,099,994	847,224
Unbilled rent receivable - net (Note 2)	7,216,775	7,579,474
Due from Lessor (Note 5)	933,972	671,115
Due from managing agent (Note 7)	921,870	577,409
Prepaid expenses	2,009,529	2,090,433
Deferred charges, net of accumulated
amortization (Notes 2 and 4)	2,844,705	3,162,789
Other assets	3,927	84,981

Total Assets	$ 29,364,992	$ 27,761,877

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 177,153	$ 348,949
Accrued overage rent due Lessor
(Note 5)	1,196,836	1,145,313
Tenants’ security deposits payable	1,847,466	1,930,322
Deferred income (Note 2)	702,003	454,474

Total Liabilities	3,923,458	3,879,058

Commitments (Note 5)	-	-

Members’ Equity (Note 3)	25,441,534	23,882,819

Total Liabilities and Members’ Equity	$ 29,364,992	$ 27,761,877

The accompanying notes are an integral part of these statements.

2

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF OPERATIONS

Years Ended December 31,

2009

2008

Income (Notes 2 and 6):
Minimum rental revenue	$ 20,886,336	$ 19,703,166
Escalations and expense reimbursements	3,106,028	2,891,255
Other income	171,355	131,157

Total Income	24,163,719	22,725,578

Operating Expenses:
Basic rent expense (Note 5)	3,166,713	2,730,285
Primary overage rent (Note 5)	752,000	752,000
Secondary overage rent (Note 5)	4,832,041	3,014,204
Real estate taxes	3,827,486	3,348,089
Payroll and related costs	3,187,025	3,118,722
Repairs and maintenance	727,578	1,021,838
Utilities	286,658	344,455
Management fee (Note 7)	268,093	280,838
Supervisory and other fees (Note 5)	211,825	364,773
Professional fees	797,004	900,237
Insurance	236,949	266,966
Advertising (Note 2)	217,407	331,285
Administrative	186,484	190,306
Depreciation (Note 2)	744,178	738,288
Amortization (Note 2)	610,375	719,372
Bad debts, net (Note 2)	995,617	886,432

Total Operating Expenses	21,047,433	19,008,090

Operating Income	3,116,286	3,717,488

Interest Income	9,096	65,417

Net Income	$ 3,125,382	$ 3,782,905

The accompanying notes are an integral part of these statements.

3

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,

2009

2008

Members’ Equity - beginning of year	$ 23,882,819	$ 23,016,581

Net Income	3,125,382	3,782,905

Distributions	(1,566,667)	(2,916,667)

Members’ Equity - end of year	$ 25,441,534	$ 23,882,819

The accompanying notes are an integral part of these statements.

4

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,

2009

2008

Cash Flows from Operating Activities:
Net income	$ 3,125,382	$ 3,782,905
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	744,178	738,288
Amortization	610,375	719,372
Net change in operating assets and liabilities:
Rent receivable	(252,770)	140,021
Unbilled rent receivable	362,699	304,479
Due from managing agent	(344,461)	(47,167)
Prepaid expenses	80,904	(427,488)
Other assets	81,285	57,274
Accounts payable and accrued
liabilities	(171,796)	54,331
Accrued overage rent due Lessor	51,523	57,151
Deferred income	247,529	(170,954)

Net Cash Provided by Operating Activities	4,534,848	5,208,212

Cash Flows from Investing Activities:
Property additions	-	(1,872,271)
Deferred charges - leasing commissions	(292,291)	(952,168)
Due from Lessor	(136,553)	1,778,225
Other assets - net	(231)	1,277

Net Cash Used in Investing Activities	(429,075)	(1,044,937)

Cash Flows from Financing Activities -
Members’ distributions	(1,566,667)	(2,916,667)

Net Cash Used in Financing Activities	(1,566,667)	(2,916,667)

Net Increase in Cash and Cash Equivalents	2,539,106	1,246,608

Cash and Cash Equivalents - beginning of year	3,259,329	2,012,721

Cash and Cash Equivalents - end of year	$ 5,798,435	$ 3,259,329

Supplemental Schedule of Noncash Investing and
Financing Activities:
During 2009, the Company recorded an adjustment for
a prior year over-accrual of leasehold improvements:
Decrease in leasehold improvements	$ (126,304)	$ -
Increase in due from Lessor	126,304	-

Net	$ -	$ -

The accompanying notes are an integral part of these statements.

5

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 543,000 square foot office building situated at 250 West 57th Street, New York, New York (the “Property”).  At December 31, 2009 the Property is approximately 85% occupied.  On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

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

The Company provides an estimated allowance for uncollectible rents receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and lease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $130,000 and $123,000 at December 31, 2009 and 2008, respectively.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $380,000 and $195,000 at December 31, 2009 and 2008, respectively.

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

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2009 and 2008.

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

Effective January 1, 2009, the Company adopted the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

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

Subsequent events - The Company has evaluated events and transactions for potential recognition or disclosure through May 28, 2010, the date the financial statements were available to be issued.

3. Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2009 and 2008:

2009

                 2008

Leasing commissions

                                           $10,330,242    $10,037,951

Less accumulated

amortization                                                   7,485,537         6,875,162

Total                                                                   $2,844,705       $3,162,789

5. Related Party Transactions

The Company (the “Lessee”) entered into a lease agreement with 250 West 57th St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2028.  The participants in Lessor have consented to the granting of options to the Lessee to extend the lease for three additional 25 year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee’s compliance with the terms of such consents.  There is no change in the terms of the lease during the renewal periods.  The Lessee may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor, plus $28,000 for supervisory services.

The lease also provides for additional rent, as follows:

1)

Primary overage rent equal to the first $752,000 of Lessee’s net operating income, as defined, in each lease year.

2)

Secondary overage rent equal to 50% of the Lessee’s remaining net operating income, as defined, in each lease year.

The lease further provides for recoupment by the Lessee of advances in future lease years resulting from any overpayment of primary overage rent in any year.

In addition to the above, the Lessee is required to pay for all operating and maintenance expenses, real estate taxes, and necessary repairs and replacements, and keep the Property adequately insured against fire and accident.

Overage rent expense is recognized prior to the end of the lease year based on net operating income earned to date provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay overage rent.  In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of overage rent, any previously recorded overage rent would be reversed into income.  As of December 31, 2009 and 2008 the accrued secondary overage rent due Lessor was $1,196,836 and $1,145,313, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000.  In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103.  In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the “First Mortgage”), of which $15,500,000 was used to repay the then existing first mortgage.  The balance was used to complete the then currently estimated costs for existing and additional improvements, including tenant installation and leasing commissions.  The Program was further increased in 2006 from $31,400,000 to up to $82,300,000.  In 2006 the Lessor and Lessee approved increased refinancing of up to $63,900,000.  On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the “Second Mortgage”), which was used to finance capital improvements as needed.

On October 15, 2009, Lessor closed on a $21,000,000 line of credit (the “Line of Credit”), of which $934,616 was drawn at closing.  The Line of Credit is secured by a mortgage, which is subordinate to the First and Second Mortgages, which will be used to finance capital improvements as needed.

The Company is financing the Program and billing the Lessor for the costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage, and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any secondary overage rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay secondary overage rent.

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

The Line of Credit in the amount of $21,000,000 is scheduled to mature on January 5, 2015.  The Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 6.5% per annum and requires payments of interest only.

In connection with the Mortgage loans, the Company has assigned all subleases and rents to the lenders as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2009 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Year ending December 31,

2010

$

3,270,000

2011

3,270,000

2012

3,270,000

2013

3,270,000

2014

   3,270,000 *

Thereafter

   390,000 *

$

16,740,000

*

The Lessor intends to refinance the existing mortgages which mature on January 5, 2015.  In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages.  The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

As of December 31, 2009, the Lessor had incurred costs related to the Program of approximately $36,083,936 and estimates that costs upon completion will be approximately $82,300,000.  The Lessor has funded and capitalized leasing commissions totaling $1,562,731 as of December 31, 2009.  The balance of the costs of the Program will be financed primarily by the additional $21,000,000 previously approved loan that closed on October 15, 2009.

Due from Lessor at each respective year end represents leasehold improvement and leasing costs advanced by the Lessee to be reimbursed by Lessor from remaining refinancing proceeds when funds are required.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (formerly Wien & Malkin LLC), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings LLC and/or their family members.

Fees and payments to Malkin Holdings LLC are as follows:

Years Ended December 31,

2009

2008

Basic supervisory fees

$

48,000

$

48,000

Service fee on investment income

865

3,813

Profits interest

162,960

312,960

Total

$

211,825

$

364,773

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year.  For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member.  Distributions in respect of Malkin Holdings’ profits interest totaled $162,960 and $312,960 for the years ended December 31, 2009 and 2008, respectively.  In addition, other fees and disbursements to Malkin Holdings were $71,619 and $63,483 for the years ended December 31, 2009 and 2008, respectively.

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $865 and $3,813 for the years ended December 31, 2009 and 2008, respectively.  Accrued fees of $865 and $3,813 were outstanding as of December 31, 2009 and 2008, respectively.

Malkin Holdings also serves as supervisor for the Lessor and receives from the Lessor a basic annual fee and a payment based on distributions to its investors.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

6. Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of leases which may expire during the periods, on noncancelable operating leases in effect at December 31, 2009 are as follows:

Years ending December 31,

2010

$

17,700,000

2011

14,200,000

2012

12,800,000

2013

11,600,000

2014

9,800,000

Thereafter

31,500,000

$

97,600,000

7. Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum.  For the years 2009 and 2008, the management fee totaled $268,093 and $280,838, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are shown as “Due from managing agent.”

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $147,000 and $141,000 for the years ended December 31, 2009 and 2008, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action which could subject the Company to the obligation.