Form 10-Q
period 2010-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-08-06
CIK 100412

250 West 57th St. Associates L.L.C.

March 31, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

250 West 57th St. Associates L.L.C.

March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	March 31, 2010	December 31, 2009
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	37,263,092	36,771,936
Less: accumulated depreciation	5,297,952	5,063,895
	31,965,140	31,708,041
Building improvements in progress	-	45,356
Land	2,117,435	2,117,435
Total real estate, net	34,082,575	33,870,832
Cash and cash equivalents	1,834,805	1,953,929
Receivable from participants re: NYS estimated tax	53,539	-
Leasing commissions	1,601,075	1,562,731
Less: accumulated amortization	879,181	826,457
	721,894	736,274

Mortgage refinancing costs	2,227,820	2,227,870
Less: accumulated amortization	708,325	629,064
	1,519,495	1,598,806
Total assets	$38,212,308	$38,159,841
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$41,614,762	$41,841,700
Accrued mortgage interest	192,104	193,149
Payable to lessee, a related party	1,418,116	996,638
Total liabilities	43,224,982	43,031,487
Commitments and contingencies	-	-
Members’ deficiency	(5,012,674)	(4,871,646)
Total liabilities and members’ deficiency	$38,212,308	$38,159,841

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

March 31, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenue:
Basic minimum annual rent, from a related party	$ 817,667	$ 746,328
Advance of primary overage rent, from a related party	188,000	188,000
Total rent income	1,005,667	934,328
Dividend income	32	2,485
Total revenue	1,005,699	936,813

Expenses:
Interest on mortgages	582,685	558,065
Basic fees for supervisory services, to a related party	15,000	15,000
Depreciation of building improvements	234,057	212,301
Amortization of leasing commissions	52,724	47,878
Amortization of mortgage refinancing costs	79,261	33,890
Professional fees and miscellaneous	3,000	48,350
Total expenses	966,727	915,484
Net Income	$ 38,972	$ 21,329
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$ 54.13	$ 29.62
Distributions per $5,000 participation unit consisted of the following:
Income	$ 54.13	$ 29.62
Return of capital	195.87	220.38
Total distributions	$ 250.00	$ 250.00

At March 31, 2010 and 2009, there were 720 units (at $5,000 per unit) of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

March 31, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Year Ended December 31, 2009
Members’ deficiency:
January 1, 2010 January 1, 2009	$(4,871,646)	$(4,574,677)
Add, net income:
January 1, 2010 through March 31, 2010	38,972	-
January 1, 2009 through December 31, 2009	-	4,605,666
	(4,832,674)	30,989
Less, distributions:
Distributions January 1, 2010 through March 31, 2010	180,000	-
Distributions January 1, 2009 through December 31, 2009	-	720,000
Distribution, November 30, 2009	-	4,182,635
	180,000	4,902,635
Members’ deficiency:
March 31, 2010	$(5,012,674)
December 31, 2009		$(4,871,646)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

March 31, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Cash flows from operating activities: Net income	$ 38,972	$ 21,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	234,057	212,301
Amortization of leasing commissions	52,724	47,878
Amortization of mortgage refinancing costs	79,261	33,890
Change in accrued mortgage interest	(1,045)	9,449
Change in prepaid rent	-	28,075
Net cash provided by operating activities	403,969	352,922

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(445,800)	(324,391)
Leasing commissions paid	(38,344)	-
Change in building improvement costs payable	-	(555,200)
Change in receivable from participants	(53,539)	(7,830)
Net cash used in investing activities	(537,683)	(887,421)

Cash flows from financing activities:
Financing costs	50	-
Proceeds from mortgages payable	-	2,060,000
Repayment of mortgages payable	(226,938)	(162,638)
Increase in due to lessee	421,478	862,039
Distributions to participants	(180,000)	(180,000)
Net cash provided by financing activities	14,590	2,579,401
Net change in cash and cash equivalents	(119,124)	2,044,902
Cash and cash equivalents, Beginning of period	1,953,929	3,511,627
Cash and cash equivalents, end of period	$1,834,805	$5,556,529

Supplemental disclosure of cash flow information:
Cash paid for interest	$583,730	$ 548,615

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

March 31, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 and 2009.  Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the "Fisk Building at 250 West 57th Street” (the "Building") and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note E below.

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

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 payable to Malkin Holdings for supervisory services. The lease modification dated November 17, 2000, and as further modified, between Registrant and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note D.

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

For the lease year ended September 30, 2009, Lessee reported net operating profit of $10,331,483 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2009 and Secondary Overage Rent of $4,780,515 subsequent to September 30, 2009.  The Secondary Overage Rent of $4,780,515 represents 50% of the excess of the Lessee’s net operating profit of $10,331,483 over $752,000, less $9,225 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2009 of $4,780,515 plus $9,225 of interest income was available for distribution by the Registrant to the Participants. After deducting $100,000 for general contingencies, the Additional Payment to Supervisor of $464,737 (Note E), $39,368 of professional fees and annual New York State filing fees of $3,000, the balance of $4,182,635 was distributed by Registrant to the Participants on November 30, 2009.

As a result of its revenue recognition policy, rental income for the year ending December 31st includes the advances of Primary Overage Rent received from October 1st to December 31st, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the First Mortgage is $28,487,167 at March 31, 2010. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and $10,310,000 had been drawn as of March 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of  interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the Second Mortgage is $12,192,980 at March 31, 2010. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at March 31, 2010. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has two options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $40,971,000 as of March 31, 2010.

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

The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of March 31, 2010, Registrant had incurred or accrued costs related to the improvement program of $36,575,092 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the three-month periods ended March 31, 2010 and 2009 by Registrant to either of the Members as such.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2010 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  The respective interests of the Members in Registrant and in Lessee arise solely from ownership of their respective Participations in Registrant and Anthony E. Malkin’s participating interest in Lessee and Peter L. Malkin and Anthony E. Malkins’ family entities ownership of participating interests in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Lessee.  Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second mortgages and the line of credit and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor, other expenses and then to distribute the balance of such Overage Rent less any general contingencies to the Participants.  See Note E to the condensed financial statements.  Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

Registrant does not pay dividends.  During the three-month period ended March 31, 2010, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2009, Registrant made an additional distribution of $5,809 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2009 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual New York State filing fees, professional fees and general contingencies.  See Notes C and D to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service and a decrease in dividend income for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.

Total expenses increased for the three-month period ended March 31, 2010 as compared with the corresponding period of the prior year.  Such increase was the  result of an increase in interest on the mortgages payable, an increase in depreciation of building improvements, an increase in amortization of leasing commissions and mortgage refinancing costs and a decrease in professional fees and miscellaneous expense for the three month period ended March 31, 2010 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has not changed significantly at March 31, 2010 as compared with March 31, 2009. Costs relating to the improvement program were funded in 2009 from proceeds of $2,060,000 drawn on the Second Mortgage all of which has been drawn at March 31, 2009. On October 15, 2009, Registrant closed on a $21,000,000 line of credit and $934,616 was drawn at closing. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,614,762	$939,685	$2,042,207	$38,632,870	$ 0
Interest Obligations	10,610,374	2,302,984	4,443,128	3,864,262	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$52,225,136	$3,242,669	$6,485,335	$42,497,132	$ 0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2010, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $160,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $11,667 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

PART II.  OTHER INFORMATION

Item 1.

 Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  Accordingly, Registrant’s allocable share of such costs is as yet undetermined, and Registrant has not provided for the expense and related liability with respect to such costs in its financial statements included in this Form 10-Q.  As a result of an August 29, 2006 settlement agreement, which included termination of this proceeding, Registrant will not recognize any gains or losses from this proceeding other than the possible charges for the aforementioned fees and expenses.

250 West 57th St. Associates L.L.C.

March 31, 2010

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

March 31, 2010

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

Date: August 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: August 6, 2010

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates L.L.C.

March 31, 2010

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

Date: August 6, 2010

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

March 31, 2010

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

Date: August 6, 2010

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

March 31, 2010

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2010

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

March 31, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended March 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 6, 2010

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