Form 10-Q
period 2010-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-10-14
CIK 100412

250 West 57th St. Associates L.L.C.

June 30, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No☐ .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐

Smaller Reporting Company ☒

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	June 30, 2010	December 31, 2009
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	37,536,055	36,771,936
Less: accumulated depreciation	5,533,469	5,063,895
	32,002,586	31,708,041
Building improvements in progress	-	45,356
Land	2,117,435	2,117,435
Total real estate, net	34,120,021	33,870,832
Cash and cash equivalents	843,139	1,953,929
Receivable from participants re: NYS estimated tax	103,980	-

Leasing commissions Less: accumulated amortization	1,648,023 923,014 725,009	1,562,731 826,457 736,274

Mortgage refinancing costs	2,227,820	2,227,870
Less: accumulated amortization	787,586	629,064
	1,440,234	1,598,806
Total assets	$37,232,383	$38,159,841

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$41,384,676	$41,841,700
Accrued mortgage interest	190,876	193,149
Payable to lessee, a related party	797,397	996,638
Total liabilities	42,372,949	43,031,487
Commitments and contingencies	-	-
Members’ deficiency	(5,140,566)	(4,871,646)
Total liabilities and members’ deficiency	$37,232,383	$38,159,841

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

For the Three Months

            For the Six Months

Ended June 30,

                    Ended June 30,

2010

2009

2010

        2009

Revenue:
Basic minimum annual rent, from a related party	$817,836	$802,479	$1,635,503	$1,548,807
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000
Total rent income	1,005,836	990,479	2,011,503	1,924,807
Dividend income	27	2,534	59	5,019
Interest income	145	0	145	0
Total revenue	1,006,008	993,013	2,011,707	1,929,826

Expenses:
Interest on mortgages	579,689	576,730	1,162,374	1,134,795
Basic fees for supervisory services, to a related party	15,000	15,000	30,000	30,000
Depreciation of building improvements	235,517	219,017	469,574	431,318
Amortization of leasing commissions	43,833	38,461	96,557	86,339
Amortization of mortgage refinancing costs	79,261	33,890	158,522	67,780
Fees and miscellaneous	600	15,053	3,600	63,403
Total expenses	953,900	898,151	1,920,627	1,813,635
Net Income	$52,108	$94,862	$91,080	$116,191
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$ 72.37	$131.75	$126.50	$161.38

Distributions per $5,000 participation unit consisted of the following:
Income	$ 72.37	$ 131.75	$ 126.50	$ 161.38
Return of capital	177.63	118.25	373.50	338.62
Total distributions	$ 250.00	$ 250.00	$ 500.00	$ 500.00

At June 30, 2010 and 2009, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

                                (A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Six Months Ended June 30, 2010	For the Year Ended December 31, 2009
Members’ deficiency:
January 1, 2010	$(4,871,646)
January 1, 2009		$(4,574,677)
Add, net income:
January 1, 2010 through June 30, 2010	91,080	-
January 1, 2009 through December 31, 2009	-	4,605,666
	(4,780,566)	30,989
Less, distributions:
Distributions January 1, 2010 through June 30, 2010	360,000	-
Distributions January 1, 2009 through December 31, 2009	-	720,000
Distribution, November 30, 2009	-	4,182,635
	360,000	4,902,635
Members’ deficiency:
June 30, 2010	$(5,140,566)
December 31, 2009		$(4,871,646)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash flows from operating activities: Net income	$91,080	$ 116,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	469,574	431,318
Amortization of leasing commissions	96,557	86,339
Amortization of mortgage refinancing costs	158,522	67,780
Change in accrued mortgage interest	(2,273)	8,797
Change in prepaid rent	-	(239,418)
Net cash provided by operating activities	813,460	471,007

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(718,763)	(1,534,196)
Leasing commissions paid	(85,292)	-
Change in building improvement costs payable	-	(555,200)
Change in receivable from participants	(103,980)	(36,362)
Net cash used in investing activities	(908,035)	(2,125,758)

Cash flows from financing activities:
Financing costs	50	-
Proceeds from mortgages payable	-	2,060,000
Repayment of mortgages payable	(457,024)	(380,734)
Increase (decrease) in due to lessee	(199,241)	540,399
Distributions to participants	(360,000)	(360,000)
Net cash provided by (used in) financing activities	(1,016,215)	1,859,665

Net change in cash and cash equivalents	(1,110,790)	204,914
Cash and cash equivalents, beginning of period	1,953,929	3,511,627
Cash and cash equivalents, end of period	$843,139	$3,716,541

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,164,647	$1,125,998

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

June 30, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2010 and its results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee") under a long-term net operating lease dated May 1, 1954 (the "Lease"). In 1985, the Participants in Registrant consented to the Registrant’s Agents granting Lessee four options to extend the Lease, in each case for an additional twenty-five year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of the Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to  (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053.  Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family.

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

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th and records such amount in revenue in the three months ended  September 30th..

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

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the First Mortgage is $28,313,350 at June 30, 2010. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and $10,310,000 had been drawn as of March 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of  interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the Second Mortgage is $12,136,710 at June 30, 2010. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at June 30, 2010. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has two options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $40,772,000 as of June 30, 2010.

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

The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of June 30, 2010, Registrant had incurred or accrued costs related to the improvement program of $36,848,055 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the six-month periods ended June 30, 2010 and 2009 by Registrant to either of the Members as such.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2010 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee.  The respective interests of the Members in Registrant and in Lessee arise solely from ownership of their respective Participations in Registrant and Anthony E. Malkin’s participating interest in Lessee and Peter L. Malkin and Anthony E. Malkin’s family entities ownership of participating interests in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.

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

Registrant does not pay dividends.  During the six-month period ended June 30, 2010, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

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

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service, an increase in interest income and a decrease in dividend income for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.  Such increase was the  result of an increase in interest on the mortgages payable, an increase in depreciation of building improvements, an increase in amortization of leasing commissions and mortgage refinancing costs and a decrease in fees and miscellaneous expense for the three and six-month periods ended June 30, 2010 as compared with the corresponding periods of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has decreased at June 30, 2010 as compared with June 30, 2009 as a result of payments made under the improvement program. Costs relating to the improvement program were funded in 2009 from proceeds of $2,060,000 drawn on the Second Mortgage all of which has been drawn at June 30, 2009. On October 15, 2009, Registrant closed on a $21,000,000 line of credit and $934,616 was drawn at closing. Registrant may from time to time set aside cash for the payment of contingencies. Recent adverse developments in credit and investment markets have impaired liquidity in the market generally and may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,384,676	$952,727	$2,070,560	$38,361,389	$0
Interest Obligations	10,029,787	2,289,942	4,414,775	3,325,070	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$51,414,463	$3,242,669	$6,485,335	$41,686,459	$0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of June 30, 2010, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $165,833 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $11,667 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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
10 (f)

Exercise of lease renewal option as of January 1, 2010 by Lessee for the period October 1, 2028 to September 30, 2053 which is being filed under Item 10(f) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010.

10 (g)	Amendment to Registrant’s Operating Agreement as of July 1, 2010 which is being filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010.
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

June 30, 2010

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

Date: October 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: October 14, 2010

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates L.L.C.

June 30, 2010

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

Date: October 14, 2010

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

June 30, 2010

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

(a)

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

Date: October 14, 2010

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

June 30, 2010

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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

June 30, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended June 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: October 14, 2010

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