Form 10-Q
period 2010-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2010-12-20
CIK 100412

250 West 57th St. Associates

September 30, 2010

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒.  No☐ .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒ .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer☐ Accelerated Filer ☐  Non-Accelerated Filer☐

Smaller Reporting Company ☒

250 West 57th St. Associates

September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	September 30, 2010	December 31, 2009
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	38,100,647	36,771,936
Less: accumulated depreciation	5,771,705	5,063,895
	32,328,942	31,708,041
Building improvements in progress	-	45,356
Land	2,117,435	2,117,435
Total real estate, net	34,446,377	33,870,832
Cash and cash equivalents	799,316	1,953,929
Rent receivable	5,081,285	-
Receivable from participants re: NYS estimated tax	129,910	-
Leasing commissions Less: accumulated amortization	1,729,677 969,618 760,059	1,562,731 826,457 736,274

Mortgage refinancing costs	2,227,820	2,227,870
Less: accumulated amortization	866,847	629,064
	1,360,973	1,598,806
Total assets	$42,577,920	$38,159,841
Liabilities and members’ deficiency
Liabilities:

Mortgages payable	$41,151,396	$41,841,700
Accrued mortgage interest	189,802	193,149
Payable to lessee, a related party	1,443,643	996,638
Accrued supervisory fees	448,365	-
Total liabilities	43,233,206	43,031,487
Commitments and contingencies	-	-
Members’ deficiency	(655,286)	(4,871,646)
Total liabilities and members’ deficiency	$42,577,920	$38,159,841

See notes to the condensed financial statements.

250 West 57th St. Associates

September 30, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenue:
Basic minimum annual rent, from a related party	$818,005	$802,481	$2,453,508	$2,351,288
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related party	5,081,285	4,780,515	5,081,285	4,780,515
Total rent income	6,087,290	5,770,996	8,098,793	7,695,803
Dividend income	11	1,015	70	6,034
Interest income	260	0	405	0
Total revenue	6,087,561	5,772,011	8,099,268	7,701,837

Expenses:
Interest on mortgages	576,650	573,695	1,739,024	1,708,490
Basic fees for supervisory services, to a related party	30,500	15,000	60,500	45,000
Additional payment for supervisory services, to a related party	432,865	464,737	432,865	464,737
Depreciation of building improvements	238,236	223,202	707,810	654,520
Amortization of leasing commissions	46,604	51,010	143,161	137,349
Amortization of mortgage refinancing costs	79,261	33,891	237,783	101,671
Fees and miscellaneous	18,165	3,228	21,765	66,631
Total expenses	1,422,281	1,364,763	3,342,908	3,178,398
Net income	$4,665,280	$4,407,248	$4,756,360	$4,523,439
Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$6,479.56	$6,121.17	$6,606.06	$6,282.55
Distributions per $5,000 participation unit consisted of the following:
Income	$ 250.00	$ 250.00	$ 750.00	$ 750.00
Return of capital	0	0	0	0
Total distributions	$ 250.00	$ 250.00	$ 750.00	$ 750.00

At September 30, 2010 and 2009, there were $3,600,000 of participation units outstanding.

See notes to the condensed financial statements.

250 West 57th St. Associates

September 30, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Year Ended December 31, 2009
Members’ deficiency:
January 1, 2010	$(4,871,646)
January 1, 2009		$(4,574,677)
Add, net income:
January 1, 2010 through September 30, 2010	4,756,360	-
January 1, 2009 through December 31, 2009	-	4,605,666
	(115,286)	30,989
Less, distributions:
Distributions January 1, 2010 through September 30, 2010	540,000	-
Distributions January 1, 2009 through December 31, 2009	-	720,000
Distribution, November 30, 2009	-	4,182,635
	540,000	4,902,635
Members’ deficiency:
September 30, 2010	$(655,286)
December 31, 2009		$(4,871,646)

See notes to the condensed financial statements.

250 West 57th St. Associates

September 30, 2010

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash flows from operating activities: Net income	$4,756,360	$ 4,523,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building improvements	707,810	654,520
Amortization of leasing commissions	143,161	137,349
Amortization of mortgage refinancing costs	237,783	101,671
Change in rent receivable	(5,081,285)	(4,780,515)
Change in accrued mortgage interest	(3,347)	7,781
Change in accrued supervisory fees	448,365	464,737
Change in prepaid rent	-	(239,418)
Net cash provided by operating activities	1,208,847	869,564

Cash flows from investing activities:
Purchase of building improvements, including building improvements in progress	(1,283,355)	(2,403,473)
Leasing commissions paid	(166,946)	-
Change in building improvement costs payable	-	(555,200)
Change in receivable from participants	(129,910)	(53,600)
Net cash used in investing activities	(1,580,211)	(3,012,273)

Cash flows from financing activities:
Financing costs	50	-
Change in other assets	-	(210,000)
Proceeds from mortgages payable	-	2,060,000
Repayment of mortgages payable	(690,304)	(601,502)
Increase in due to lessee	447,005	1,409,676
Distributions to participants	(540,000)	(540,000)
Net cash provided by (used in) financing activities	(783,249)	2,118,174

Net decrease in cash and cash equivalents	(1,154,613)	(24,535)
Cash and cash equivalents, beginning of period	1,953,929	3,511,627
Cash and cash equivalents, end of period	$799,316	$3,487,092

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,742,371	$1,700,710

See notes to the condensed financial statements.

250 West 57th St. Associates

September 30, 2010

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2010 and its results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009.  Information included in the condensed balance sheet as of December 31, 2009 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2009 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street” (the "Building"), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note E below.

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

Under the Lease, effective May 1, 1975, between Registrant and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 for partial payment to Malkin Holdings for supervisory services. The lease modification dated November 17, 2000, and as further modified, between Registrant and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages. Basic Rent is payable in monthly installments on the first day of each calendar month in an amount equal to $2,333.33 plus the projected debt service due on the mortgages on the first day of the ensuing calendar month (with a reconciliation to be made as soon as practicable thereafter). Basic Rent shall be adjusted on a dollar-for-dollar basis by changes in the annual debt service on the mortgages. See Note D.

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

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th and records such amount in revenue in the three months ended September 30th.

 .

For the lease year ended September 30, 2010, Lessee reported net operating profit of $10,915,299 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2010 and Secondary Overage Rent of $5,081,285 subsequent to September 30, 2010.  The Secondary Overage Rent of $5,081,285 represents 50% of the excess of the Lessee’s net operating profit of $10,915,299 over $752,000, less $363 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2010 of $5,081,285 plus $363 of interest income was available for distribution by the Registrant to the Participants. After deducting $750,000 for general contingencies, the Additional Payment to Supervisor of $432,865 (Note E) and annual New York State filing fees of $3,000, the balance of $3,895,783 was distributed by Registrant to the Participants on November 30, 2010.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the First Mortgage is $28,137,206 at September 30, 2010. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and $10,310,000 had been drawn as of March 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the Second Mortgage is $12,079,574 at September 30, 2010. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at September 30, 2010. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has two options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $41,283,000 as of September 30, 2010.

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

The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of September 30, 2010 Registrant had incurred or accrued costs related to the improvement program of $37,412,647 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

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

Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $30,500 and $60,500, respectively, attributable to each of the three and nine-month periods ended September 30, 2010, consisting of the basic supervisory fee at the rate of $40,000 p.a. for the first six months of 2010 and at the annual rate $102,000 for the quarter ended September 30, 2010. Supervisory fees were $15,000 and $45,000 for the three and nine-month periods ended September 30, 2009. No remuneration was paid during the three and nine-month periods ended September 30, 2010 and 2009 by Registrant to either of the Members.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2010 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant does not pay dividends.  During the nine-month period ended September 30, 2010, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2010, Registrant made an additional distribution of $5,411 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2010 in accordance with the terms of the Lease after deducting the Additional Payment to Supervisor, annual New York State filing fees and general contingencies.  See Notes C and D to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.  Such increase was the net result of an increase in Basic Rent income to cover an increase in debt service, an increase in Secondary Overage Rent attributable to an increase in the Lessee’s profit, an increase in interest income and a decrease in dividend income for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.

Total expenses increased for the three and nine-month periods ended September 30, 2010 as compared with the corresponding periods of the prior year.  Such increase for the three month period was the net result of an increase in interest on the mortgages payable, an increase in basic supervisory fees, a decrease in the Additional Payment to Supervisor, an increase in depreciation of building improvements, an increase in amortization of mortgage refinancing costs, a decrease in amortization of leasing commissions and an increase in fees and miscellaneous for the three month period ended September 30, 2010 as compared with the corresponding period of the prior year. The increase in total expenses for the nine month period ended September 30, 2010 was the net result of an increase in interest on the mortgages payable, an increase in the basic supervisory fees, a decrease in the Additional Payment to Supervisor, an increase in depreciation of building improvements, an increase in amortization of leasing commissions and mortgage refinancing costs and a decrease in fees and miscellaneous expense as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has decreased at September 30, 2010 as compared with September 30, 2009 as a result of payments made under the improvement program. Costs relating to the improvement program were funded in 2009 from proceeds of $2,060,000 drawn on the Second Mortgage all of which has been drawn at September 30, 2009. On October 15, 2009, Registrant closed on a $21,000,000 line of credit and $934,616 was drawn at closing. Registrant may from time to time set aside cash for the payment of contingencies. Adverse developments in economic, credit and investment markets over the last two years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant has the following contractual obligations:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$41,151,396	$965,950	$2,099,309	$38,086,137	$0
Interest Obligations	9,456,126	2,277,562	4,387,714	2,790,850	0
Capital Lease Obligations	0	0	0	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet	0	0	0	0	0
Total	$50,607,522	$3,243,512	$6,487,023	$40,876,987	$0

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2009.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of September 30, 2010, certain of the Members in Registrant held Participations as follows:

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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
10(f)

Exercise of lease renewal option as of January 1, 2010 by Lessee for the period October 1, 2028 to September 30, 2053 which was filed under Item 10(f) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

10(g)

Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

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

______________________________________________________________________

*Page references are based on sequential numbering system.

250 West 57th St. Associates

September 30, 2010

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

Date: December 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: December 20, 2010

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

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

Date: December 20, 2010

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

September 30, 2010

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

By /s/ Mark Labell

Mark Labell

                         Senior Vice President, Finance

                            Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company which is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

250 West 57th St. Associates

September 30, 2010

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10-Q of Registrant for the quarterly period ended September 30, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: December 20, 2010

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