Form 10-K
period 2010-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2011-08-17
CIK 100412

250 West 57th St. Associates L.L.C.

December 31, 2010

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Smaller Reporting Company [X]

PART I

Item 1.

Business.

(a)

General

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street (the "Building"), formerly known as the Fisk Building, and the land thereunder located at  250-264 West 57th Street, New York, New York (collectively, the "Property").  On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its participants from any future liability to a third party. Registrant's members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the "Agents"), each of whom also acts as an agent for holders of participations (“Participations”) in his respective member interest in Registrant (the "Participants").

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee") under a long-term net operating lease dated May 1, 1954 (the "Lease"), which expires on September 30, 2053.  Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family. In addition, both of the Agents hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Lessee.  See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships that may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2010, the Building was approximately 85% occupied by approximately 199 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment.  Registrant does not maintain a staff.  See Item 2 hereof for additional information concerning the Building.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum.  Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants' remaining cash investment in Registrant (which remaining cash investment at December 31, 2010, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30 over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. Since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30 which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property, Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30 and records such amount in revenue in the three months ended September 30.

For the lease year ended September 30, 2010, Lessee reported net operating profit of $10,915,299 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2010 and Secondary Overage Rent of $5,081,285 subsequent to September 30, 2010.  The Secondary Overage Rent of $5,081,285 represents 50% of the excess of the Lessee’s net operating profit of $10,915,299 over $752,000, less $363 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to      September 30, 2010 of $5,081,285 plus $363 of interest income was available for distribution by the Registrant to the Participants. After deducting $750,000 for general contingencies, the Additional Payment to Supervisor of $452,865 (Item 11) and annual New York State filing fees of $3,000, the balance of $3,895,783 was distributed by Registrant to the Participants on November 30, 2010.

As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

In 1985, the Participants in Registrant consented to the Registrant’s Agents granting Lessee four options to extend the Lease, in each case for an additional 25-year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of the Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053. The Participants in Registrant have consented to the granting of options to the Lessee to extend the lease for two additional 25-year renewal terms expiring in 2103.

Real estate taxes paid directly by the Lessee totaled approximately $3,945,185 and $3,827,486 for the years ended December 31, 2010 and 2009, respectively.

(c)

Mortgages

On December 29, 2004, the first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage was $27,958,705 at December 31, 2010. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage was $12,021,557 at December 31, 2010. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000 to be used for capital improvements. At closing, $934,616 was drawn and representing the balance at December 31, 2010. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term. Registrant has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $42,430,298 as of December 31, 2010.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Registrant and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the lease beyond 2103, based on the net present benefit to Registrant of the improvements made. As of December 30, 2010, Registrant had incurred or accrued costs related to the improvement program of $39,846,642 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009, and Lessee’s operating cash flow.

(d)

Competition

Pursuant to tenant space leases at the Building, the average annual base rental  payable to Lessee is approximately $38 per square foot (exclusive of electricity charges and escalation).  The asking rates for new leases at the building range from $30 to $55 per square foot.

(e)

Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations that may be imposed upon residential real estate in Manhattan.  Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant's lease, or, if a new tenant, by then-existing trends in the rental market for office space.

Item 2.

Properties.

As stated in Item 1 hereof, Registrant owns the building known as 250 West 57th Street (the "Building"), formerly known as the Fisk Building, and the land thereunder located at  250-264 West 57th Street, New York, New York.  Registrant's fee title to the Property is encumbered by the First and Second Mortgages and the line of credit which, at December 31, 2010, had unpaid principal balances of $40,914,878. For a description of the terms of the mortgages, see Note 3 of the Notes to the Financial Statements.

The Building erected in 1921 and containing 26 floors, occupies the entire block front on the south side of West 57th Street between Broadway and Eighth Avenue, New York, New York.  The Building has ten passenger and three freight elevators and is equipped with a combination of central and individual window unit air-conditioning.

The Building is Leased to Lessee under the Lease.  See Item 1 hereof and Note 4 of the Notes to the Financial Statements for additional information concerning the Lease. The Lessee has exercised its options to renew the Lease for two terms of twenty-five years each from October 1, 2003 through September 30, 2053. The Participants in Registrant have consented to the granting of options to the Lessee to extend the Lease to 2103.

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

Item 3.

Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings LLC (“Malkin Holdings”) and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc., commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

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

Registrant has not issued any common stock.  The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member interests of the Members in Registrant (each, individually, a "Participation" and, collectively, "Participations") and are not shares of common stock or their equivalent.  The Participations represent each Participant's fractional share in a Member’s undivided interest in Registrant and are divided approximately equally among the Members.  Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices.  Registrant has not repurchased Participations in the past, and it is not likely to change its policy in the future.

(a)

The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof.  Based on Registrant's transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur.  Registrant was advised of 43 transfers of Participations during 2010. In one instance, the indicated purchase price was equal to 5 times the face amount of the Participation transferred, i.e., $25,000 for a $5,000 Participation. In two instances, the indicated purchase price was equal to 4.5 times the face amount of the Participation transferred. In four instances, the indicated purchase price was equal to 4 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b)

As of December 31, 2010, there were 622 holders of Participations of record.

(c)

Registrant does not pay dividends.  During the years ended December 31, 2010 and 2009, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation).  On November 30, 2010 and November 30, 2009, Registrant made additional distributions for each $5,000 Participation of $5,411 and $5,809, respectively.  Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2010 and 2009, in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional fees, annual New York State filing fees and general contingencies.  There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease (see Item 1 hereof).  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.  See Item 7 hereof.

             Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2010.  This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant.  This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

                                                                       Year ended December 31,

                2010

      2009

      2008

       2007

  2006

Basic minimum annual rent income	$3,271,513	$3,168,449	$2,730,283	$2,554,250	$1,736,405
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	5,081,285	4,780,515	2,957,049	3,281,821	1,701,242
Interest and dividend income	772	6,329	80,760	110,986	156,297
Miscellaneous income	-	-	962	1,200	-
Total revenue	$9,105,570	$8,707,293	$6,521,054	$6,700,257	$4,345,944
Net income	$4,666,313	$4,605,666	$2,902,949	$3,224,257	$1,355,014
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$6,481	$6,397	$4,032	$4,478	$1,882
Total assets	$39,715,994	$38,159,841	$36,746,379	$39,174,884	$33,895,059
Long-term obligations	$40,914,878	$41,841,700	$39,672,417	$37,301,770	$34,100,000
Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$6,411	$6,397	$4,032	$4,478	$1,882
Return of capital	-	412	760	391	1,491
Total distributions	$6,411	$6,809	$4,792	$4,869	$3,373

                Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2010.  The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K.  In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results.  This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

                                    Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010

Statement of Income Data:
Basic minimum annual rent income	$ 817,667	$ 817,836	$ 818,005	$ 818,005
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	5,081,285	-
Interest and dividend income	32	171	271	298
Total revenue	$1,005,699	$1,006,007	$6,087,561	$1,006,303

Interest on mortgages	661,946	658,950	655,911	652,659
Supervisory services	15,000	15,000	463,365	30,500
Depreciation of building and tenant improvements	234,057	235,517	238,236	297,588
Amortization of leasing commissions	52,724	43,833	46,604	41,503
Accounting fees	-	-	-	70,000
Professional fees	-	-	18,165	4,099
Miscellaneous	3,000	600	-	-
Total expenses	966,727	953,900	1,422,281	1,096,349

Net income (loss)	$ 38,972	$ 52,107	$4,665,280	$ (90,046)
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$54	$72	$6,480	$(125)

            Item  6a.

                                                                                                                   Three Months Ended

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009

Statement of Income Data:
Basic minimum annual rent income	$746,328	$802,479	$802,481	$817,161
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	-	-	4,780,515	-
Miscellaneous income	-	-	-	-
Interest and Dividend income	2,485	2,534	1,015	295
Total revenue	936,813	993,013	5,772,011	1,005,456

Interest on mortgages	591,955	610,620	607,586	656,999
Supervisory services	15,000	15,000	479,737	15,000
Fees for special services and miscellaneous	48,350	15,053	3,228	(25,505)
Depreciation of building improvements	212,301	219,017	223,202	225,768
Amortization of leasing commissions	47,878	38,461	51,010	50,967
Total expenses	915,484	898,151	1,364,763	923,229

Net income	$ 21,329	$ 94,862	$4,407,248	$82,227
Earnings per $5,000 participation unit, based on 720 participation units outstanding during each period	$30	$132	$6,121	$114

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as believe, expect, anticipate, intend, plan, estimate or words of similar meaning.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently as at December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Primary Overage Rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum (currently $752,000 a year) and is recorded ratably over the 12-month period. Secondary Overage Rent is based on the net profits of the Lessee in each lease year, as defined, and is recorded by Registrant when such amount becomes determinable.

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

The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Sublessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Sublessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.

Registrant pays Supervisor for other services at hourly rates.

   Registrant's results of operations are affected primarily by the amount of rent payable to it under the Lease.  The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

The following summarizes the material factors for the current year affecting Registrant's results of operations:

(a)

Total revenues increased for the year ended December 31, 2010, as compared with the year ended December 31, 2009. Such increase was the net result of an increase in Secondary Overage Rent received by Registrant, an increase in Basic Rent and a decrease in dividend income. See Note 4 of the Notes to the Financial Statements.

(b)

Total expenses increased for the year ended December 31, 2010, as compared with the year ended December 31, 2009. Such increase was the    result of increases in interest expense, amortization of mortgage financing costs, depreciation of assets and accounting fees. See Notes 3 and 5 of the Notes to the Financial Statements.

Liquidity and Capital Resources

Registrant's liquidity decreased at December 31, 2010, as compared to December 31, 2009, as the result of payments made under the improvement program. Costs relating to the improvement program were funded in 2010 from proceeds of $2,050,000 drawn on the Second Mortgage, all of which has been drawn at December 31, 2010. On October 15, 2009, Registrant closed on a $21,000,000 line of credit and drew $934,616 at closing. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently), and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a 25-year amortization schedule. Amortization payments under the Second Mortgage commenced April 5, 2009, calculated on a 25-year amortization schedule. The First and the Second Mortgages mature on January 5, 2015. The line of credit requires payment of interest only and also matures on January 5, 2015. Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity.  Therefore, repayment of mortgage debt will depend on Registrant's ability to arrange a refinancing.  Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the senior mortgage debt and the line of credit balances at maturity.

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand, approximately $20,000,000 available to be drawn on the line of credit from Signature Bank, and rental payments received from the Lessee.  Long-term sources of working capital will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

Registrant has the following contractual obligations:

Payments due by period

Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$40,914,878	$979,334	$2,128,404	$37,807,140	$0
Interest Obligations	8,881,807	2,264,154	4,358,564	2,259,089	0
Basic Supervisory Fee	510,000	102,000	204,000	204,000	*
Total	$50,306,685	$3,345,488	$6,690,968	$40,270,229	$ 0

* Basic supervisory fee payable to Supervisor is $102,000 per annum effective July 1, 2010, subject to further increase based on any future increase in the Consumer Price Index (“CPI”).  Above chart does not reflect such CPI increases or the amount payable in more than five years for each year that such supervisory services continue to be provided.

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

Item 8.

Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2010 and 2009, and for each of the two years in the period ended December 31, 2010, and the financial statements of the Lessee as of and for the year ended December 31, 2010, are included in this annual report immediately following Exhibit 32.2.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.           Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Registrant’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with U.S. generally accepted accounting principles. Registrant’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Registrant’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that Registrant’s receipts and expenditures are being made only in accordance with authorizations of management and members; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Registrant’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2010, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.

Members and Executive Officers of the Registrant.

Registrant has no members or officers or any other centralization of management.  There is no specific term of office for any Agent in Registrant.  The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2010, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual Became an Agent
Peter L. Malkin	77	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1982
Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1998

As stated in Item 1 hereof, the two Members who are acting as Agents for Participants hold senior positions at Supervisor.  See Items 11, 12 and 13 hereof for a description of the services rendered by, and the compensation paid to, Supervisor and for a discussion of certain relationships that may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

The names of entities that have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or are subject to the requirements of     Section 15(d) of that Act, and in which the Agents are also either a director, member or general partner are as follows:

Peter L. Malkin is a member in 60 East 42nd St. Associates L.L.C. and Empire State Building Associates L.L.C.

Anthony E. Malkin is a member in 60 East 42nd St. Associates L.L.C. and Empire State Building Associates L.L.C.

Item 11.

Executive Compensation.

As stated in Item 10 hereof, Registrant has no members or officers or any other centralization of management.

Registrant’s organizational documents do not provide for a board of members or officers. As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings. No remuneration was paid during the fiscal year ended December 31, 2010, by Registrant to any of the Agents as such.  Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2010, was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2010, the Additional Payment was $452,865.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the year ended December 31, 2010, by Registrant to either of the Members as such.

Item 12.

Security Ownership of Certain Beneficial Owners and Management.

(a)

Registrant has no voting securities.  See Item 5 hereof.  At December 31, 2010, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b)

At December 31, 2010, the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

At such date, certain of the Agents held Participations as follows:

Anthony E. Malkin owned of record as co-trustee an aggregate of $11,667 of Participations.  He disclaims any beneficial ownership of such Participations.

Entities for the benefit of members of Peter L. Malkin's family owned of record and beneficially $167,500 of Participations.  Mr. Malkin disclaims any beneficial ownership of such Participations, except that trusts related to such entities are required to complete scheduled payments to Mr. Malkin.

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

Reference is made to Items 1 and 2 hereof for a description of the terms of the Lease between Registrant and Lessee.  The respective interest, if any, of the Members in Registrant and in Lessee arises solely from ownership of Participations in Registrant and Member interests or participations in Lessee.  The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee.  However, all the Members hold senior positions at Supervisor and, by reason of their interests in Supervisor, may receive income attributable to supervisory or other remuneration paid by Registrant to Supervisor.  See Item 11 hereof for a description of the remuneration arrangements between Registrant and Supervisor relating to supervisory services provided by Supervisor.

Reference is also made to Items 1 and 10 hereof for a description of the relationship between Registrant and Supervisor. The respective interest of each Member in any remuneration paid or given by Registrant to Supervisor arises solely from such Member’s interest in Supervisor.

(b)

Reference is made to Paragraph (a) above.

(c)

Not applicable.

(d)

Not applicable.

Item 14.          Principal Accountant Fees and Services

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2010 and 2009, respectively, were as follows:

Fee Category	2010	2009
Audit Fees	$70,000	$48,000
Audit-Related Fees	-	-
Tax Fees	7,500	7,000
All Other Fees	-	-
	$77,500	$55,000

                    Audit Fees.  Consist of fees billed for professional services rendered for the audit of Registrant’s financial statements and review of the interim financial statements included in quarterly reports.  The Agents approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records.  Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

                Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants.  These services may include audit services, audit-related services, tax services and other services.  For audit services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees.  If agreed to by Registrant, this engagement letter is formally accepted by Registrant.

For all services, the                                                                                                                                                                                                                                  Supervisor submits from time-to-time to the Agents of Registrant for approval services that it recommends the Registrant engage th e independent auditor to provide for the fiscal year.  In addition, the Agents of Registrant pre-approve specific non-audit services that the independent auditor may provide from time-to-time during the year.  All fee proposals for those non-audit services must be approved in advance in writing by a senior executive of the Supervisor. The Agents of Registrant are informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

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

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant, which was filed as Exhibit 3(b) to Registrant's Amended Quarterly Report on 10-Q for the period ended September 30, 1998, and is incorporated by reference as an exhibit hereto.

3 (c)

Registrant's Memorandum of Agreement among Joint Venturers in 250 West 57th St. Associates, dated June 9, 1953, filed as Exhibit 1 to the Registration Statement, is incorporated by reference as an exhibit hereto.

3 (d)	Registrant’s Consent and Operating Agreement dated as of November 30, 2001.
3 (e)	Certificate of Conversion of Registrant to a limited liability company dated November 30, 2001, filed with the New York Secretary of State on December 5, 2001.
4	Registrant's form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.
10 (a)

Lease between Registrant and Fisk Building Associates LLC dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10 (b)

Modification of Lease dated November 10, 1961, was filed by letter dated November 21, 1961, as Exhibit B to Registrant's Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.

10 (c)

Second Modification Agreement of Lease dated June 10, 1965, between Registrant and Fisk Building Associates LLC, which was filed by letter dated December 29, 1981, as Exhibit 10(c) to Registrant's Annual Report on Form 10-K for the year ended September 30, 1981, is incorporated by reference as an exhibit hereto.

10 (d)

Fourth Lease Modification Agreement dated November 12, 1985, between Registrant and Fisk Building Associates LLC, which was filed by letter dated January 13, 1986, as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1985, is incorporated herein by reference as an exhibit hereto.

10 (e)

Modification of Mortgage dated as of March 1, 1995, between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995, as Exhibit 10(e) to Registrant's Annual Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

10 (f)

Exercise of lease renewal option as of   January 1, 2010, by Lessee for the period October 1, 2028 to September 30, 2053, which was filed under Item 10(f) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010, and is incorporated by reference as an exhibit hereto.

10 (g)

Amendment to Registrant’s Operating Agreement as of July 1, 2010, which was filed under Item 10(g) of Registrant's Form 10-Q for the fiscal period ended June 30, 2010, and is incorporated by reference as an exhibit hereto.

24

Powers of Attorney dated October 14, 2003, between Partners in Registrant and Mark Labell, which is filed as Exhibit 24 to Registrant’s Form 10-Q for the quarter ended September 30, 2003, and is incorporated by reference as an exhibit hereto.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________________________________

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

Date:  August 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

 Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date:  August 16, 2011

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of members (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: August 16, 2011

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

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

4.

The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant, and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of members (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting that are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls over financial reporting.

Date: August 16, 2011

By /s/ Mark Labell

                Name: Mark Labell

Title: Senior Vice President, Finance

Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates L.L.C.

Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the Supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

By /s/ Mark Labell

Mark Labell

                         Senior Vice President, Finance

                           Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Executive Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC.  Accordingly, this Chief Executive Officer certification is being signed by a senior executive of Registrant’s supervisor.

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes - Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the Supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Annual Report on Form 10-K of Registrant for the period ended December 31, 2010 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: August 16, 2011

By /s/ Mark Labell

Mark Labell

                         Senior Vice President, Finance

                           Malkin Holdings LLC, Supervisor

*Registrant’s organizational documents do not provide for a Chief Financial Officer or other officer with equivalent rights and duties.  As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC.  Accordingly, this Chief Financial Officer certification is being signed by a senior member of the financial/accounting staff of Registrant’s supervisor.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

250 WEST 57th St. ASSOCIATES L.L.C.

(A Limited Liability Company)

Report of Ernst & Young LLP -- Independent Registered Public Accounting Firm

Report of Margolin, Winer & Evens LLP -- Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Income for the Years Ended December 31, 2010 and 2009

Statements of Members’ Deficiency for the Years Ended December 31, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to Financial Statements

SCHEDULE III – Real Estate and Accumulated Depreciation as of December 31, 2010 and 2009

All other schedules are omitted as the information is not required, is not material, or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. as of December 31, 2010 and the related statements of income, members' deficiency and cash flows for the year then ended. Our audit also includes the financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the year ended December 31, 2010, also included in this Form 10-K.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

August 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

New York, New York

We have audited the accompanying balance sheet of 250 West 57th St. Associates L.L.C. ("Associates") as of December 31, 2009 and the related statements of income, members' deficiency and cash flows for the year then ended, and the supporting financial statement schedule, Schedule III- Real Estate and Accumulated Depreciation for the year ended December 31, 2009, also included in this Form 10-K. These financial statements and the schedule are the responsibility of Associates' management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Associates is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Associates’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of  250 West 57th St. Associates L.L.C. as of December 31, 2009  and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles, and the related financial statement schedule for the year ended December 31, 2009, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Margolin, Winer & Evens LLP

Garden City, New York

June 17, 2010

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31,
	2010	2009
Assets
Real Estate at 250-264 West 57th Street, New York, N.Y. :
Building	$ 4,940,682	$ 4,940,682
Less: Accumulated depreciation	(4,940,682)	(4,940,682)
	-	-

Building improvements	38,748,700	36,771,936
Less: Accumulated depreciation	(6,009,941)	(5,063,895)
	32,738,759	31,708,041
Tenant improvements	1,097,942	-
Less: Accumulated depreciation	(59,351)	-
	1,038,591	-
Building improvements in progress	-	45,356
Land	2,117,435	2,117,435
Total real estate, net	35,894,785	33,870,832

Cash and cash equivalents:
Cash in banks	321,716	440,489
Fidelity U.S. treasury income portfolio	1,191,436	1,453,440
Total cash and cash equivalents	1,513,152	1,893,929

Due from Supervisor	60,000	60,000
Deferred costs	192,400	-
Leasing commissions, less accumulated amortization
of $1,011,122 in 2010 and $826,457 in 2009	773,944	736,274

Mortgage refinancing costs, less accumulated amortization
of $946,107 in 2010 and $629,064 in 2009	1,281,713	1,598,806

Total assets	$ 39,715,994	$ 38,159,841

Liabilities and members’ deficiency
Liabilities:
Mortgage payable	$40,914,878	$ 41,841,700
Accrued mortgage interest	188,882	193,149
Payable to Lessee, a related party	3,245,027	996,638
Accrued supervisory fees, a related party	31,000	-
Accrued expenses	157,323	-
Total liabilities	44,537,110	43,031,487
Commitments and contingencies	-	-
Members' deficiency	(4,821,116)	(4,871,646)
Total liabilities and members’ deficiency	$39,715,994	$ 38,159,841

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Years Ended December 31
	2010	2009
Revenue:
Rent income, from a related party	$ 9,104,798	$ 8,700,964
Interest and dividend income	772	6,329
Total revenue	9,105,570	8,707,293

Expenses:
Interest on mortgages	2,629,466	2,467,160
Supervisory services, to a related party	523,865	524,737
Depreciation of building and tenant improvements	1,005,398	880,288
Amortization of leasing commissions	184,664	188,316
Accounting fees	70,000	-
Professional fees	22,264	37,976
Miscellaneous	3,600	3,150
Total expenses	4,439,257	4,101,627

Net income	$ 4,666,313	$ 4,605,666

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$ 6,481	$ 6,397

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

Members’	Share of		Members’
Deficiency	Net Income		Deficiency
January 1, 2010	for Year	Distributions	December 31, 2010

            Year ended December 31, 2010:

Anthony E. Malkin Joint Venture #1	$(487,165)	$466,631	$(461,578)	$(482,112)

Anthony E. Malkin Joint Venture #2	(487,165)	466,631	(461,578)	(482,112)

Anthony E. Malkin Joint Venture #3	(487,163)	466,631	(461,578)	(482,110)

Anthony E. Malkin Joint Venture #4	(487,164)	466,631	(461,578)	(482,111)

Peter L. Malkin Joint Venture #1	(487,163)	466,631	(461,578)	(482,110)

Peter L. Malkin Joint Venture #2	(487,163)	466,631	(461,578)	(482,110)

Peter L. Malkin Joint Venture #3	(487,165)	466,631	(461,578)	(482,112)

Peter L. Malkin Joint Venture #4	(487,166)	466,632	(461,579)	(482,113)

Peter L. Malkin Joint Venture #5	(487,165)	466,632	(461,579)	(482,112)

Peter L. Malkin Joint Venture #6	(487,167)	466,632	(461,579)	(482,114)

TOTALS	$(4,871,646)	$4,666,313	$(4,615,783)	$(4,821,116)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS' DEFICIENCY

Members’	Share of		Members’
Deficiency	Net Income		Deficiency
January 1, 2009	for Year	Distributions	December 31, 2009

         Year ended December 31, 2009:

Anthony E. Malkin Joint Venture #1	$(457,468)	$460,567	$(490,264)	$(487,165)

Anthony E. Malkin Joint Venture #2	(457,468)	460,567	(490,264)	(487,165)

Anthony E. Malkin Joint Venture #3	(457,466)	460,567	(490,264)	(487,163)

Anthony E. Malkin Joint Venture #4	(457,467)	460,567	(490,264)	(487,164)

Peter L. Malkin Joint Venture #1	(457,466)	460,567	(490,264)	(487,163)

Peter L. Malkin Joint Venture #2	(457,467)	460,567	(490,263)	(487,163)

Peter L. Malkin Joint Venture #3	(457,468)	460,566	(490,263)	(487,165)

Peter L. Malkin Joint Venture #4	(457,469)	460,566	(490,263)	(487,166)

Peter L. Malkin Joint Venture #5	(457,468)	460,566	(490,263)	(487,165)

Peter L. Malkin Joint Venture #6	(457,470)	460,566	(490,263)	(487,167)

TOTALS	$(4,574,677)	$4,605,666	$(4,902,635)	$(4,871,646)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2010	2009
Cash flows from operating activities:
Net income	$ 4,666,313	$ 4,605,666
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation of building and tenant improvements	1,005,398	880,288
Amortization of leasing commissions	184,664	188,316
Amortization of mortgage refinancing costs	317,042	173,372
Changes in operating assets and liabilities:
Leasing commissions paid	(222,335)	(19,985)
Change in accrued mortgage interest	(4,267)	11,981
Change in accrued supervisory fees, related party	31,000	-
Change in accrued expenses	157,164	-
Change in prepaid rent	-	(239,418)

Net cash provided by operating activities	6,134,979	5,600,220

Cash flows from investing activities:
Purchase of building and tenant improvements	(3,029,299)	(3,247,874)
Increase in payable to Lessee	2,248,548	323,785
Change in building improvement costs payable	-	(555,200)

Net cash used in investing activities	(780,751)	(3,479,289)

Cash flows from financing activities:
Proceeds from mortgages payable	-	2,994,616
Repayment of mortgages payable	(926,822)	(825,333)
Financing costs	-	(945,277)
Members’ distributions held by Supervisor	-	(60,000)
Deferred costs	(192,400)	-
Distributions to Participants	(4,615,783)	(4,902,635)

Net cash used in financing activities	(5,735,005)	(3,738,629)

Net decrease in cash and cash equivalents	(380,777)	(1,617,698)

Cash and cash equivalents, beginning of year	1,893,929	3,511,627
Cash and cash equivalents, end of year	$ 1,513,152	$ 1,893,929

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,316,690	$ 2,281,807

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

Associates’ members are Peter L. Malkin and Anthony E. Malkin each of whom also acts as an agent for holders of participations in his respective member interest in Associates.  In the Statements of Members’ Deficiency, each such agent’s representation is referred to as a joint venture (i.e., six Peter L. Malkin joint ventures and four Anthony E. Malkin joint ventures).

2.

Summary of Significant Accounting Policies

a.

Cash and Cash Equivalents:

Cash and cash equivalents include investments in money market funds and all highly liquid debt instruments with an original maturity of three months or less when acquired.

b.

Use of Estimates:

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

c.

Land, Building, Building and Tenant Improvements, and Depreciation:

Land, building, building and tenant improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The building with a cost of $4,940,682 and building improvements with a cost of $688,000 at December 31, 2010 have been fully depreciated. The tenant improvements are being depreciated over the terms of the individual tenant leases.

In connection with the building improvement program, which began in 1999 (Note 11), costs totaling $39,158,642 and $36,083,936 have been incurred through December 31, 2010 and 2009, respectively, for new building and tenant improvements ($1,097,942 for 2010 and none for 2009).

d.

Mortgage Refinancing Costs, Leasing Commissions, and Amortization:

Mortgage refinancing costs are amortized ratably over the respective terms of the mortgages to which they relate and are included in mortgage interest expense.

Leasing commissions (incurred in connection with the building improvements program) represent reimbursements to the Lessee for commissions incurred for new tenants. They are being amortized over the terms of the individual tenant leases.

e.

 Revenue Recognition:

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Primary overage rent represents the operating profit, as defined, of the Lessee for the previous lease year ending September 30 up to a specified maximum amount and is recorded ratably over the 12-month period. Secondary overage rent is based on the net profits of the Lessee in each lease year and is recorded by Associates when such amounts become determinable.

f.

  Valuation of Long-Lived Assets:

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.  No impairment loss has been recorded in the years ended December 31, 2010 and 2009.

g.

  Income Taxes:

Associates is organized as a limited liability company and is taxed as a partnership for income tax purposes. Accordingly, Associates is not subject to federal and state income taxes and makes no provision for income taxes in its financial statements. Associates’ taxable income or loss is reportable by its members.

Associates has determined that there are no material uncertain tax positions that require recognition or disclosure in its financial statements.

Taxable years ended December 31, 2007, 2008, 2009, and 2010 are subject to IRS and other jurisdictions’ tax examinations.

At December 31, 2010 and 2009, the reported amounts of Associates’ aggregate net assets exceeded their tax bases by approximately $1,800,000 and $1,500,000, respectively.

h.

   Reclassification:

    Certain prior year balances have been reclassified to conform with the current year presentation.

i.

   Recently Adopted Accounting Pronouncements:

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in any additional disclosures in our financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. We are currently evaluating the impact of the adoption of the remainder of the standard will have on our financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

j.

New Accounting Pronouncements:

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use.  We are currently evaluating the impact the adoption of this standard will have on our financial statements. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

3.   Mortgages Payable

On December 29, 2004, the First Mortgage (the “First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed.  The initial draw of $3,000,000 and all subsequent draws through January 5, 2007 required constant equal monthly payments of interest only at the rate of 5.33% through January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $27,958,705 at December 31, 2010 and $28,658,688 at December 31, 2009. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and $10,310,000 had been drawn as of March 31, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Associates is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage is $12,021,557 at December 31, 2010 and $12,248,396 at December 31, 2009. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Associates closed on a $21,000,000 line of credit (the “Line of Credit”) from Signature Bank secured by a mortgage on the property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing, $934,616 was drawn and is the balance at December 31, 2010 and 2009. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Associates elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term.  Associates has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Associates then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum. As of December 31, 2010 and 2009, the option to fix the floating rate to a fixed rate has not been exercised.

The following is a schedule of principal payments on the mortgages in each of the five years subsequent to December 31, 2010, and thereafter:

Year ending December 31,

2011	$979,334
2012	1,034,859
2013	1,093,545
2014	1,155,574
2015	36,651,566
Total	$40,914,878

The real estate and all sublease rents are pledged as collateral for the First and Second Mortgage and the Line of Credit.

The estimated fair value of Associates’ mortgages payable, based on the available market information, was approximately $42,430,298 and $40,343,000 at December 31, 2010 and 2009, respectively. The fair values of our mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

4.

Related-Party Transactions - Rental Income

All rental income is received by Associates from the Lessee, a related party.

Associates does not operate the property (Note 1). Associates leases the property to Fisk Building Associates L.L.C. (the Lessee) under a long-term net operating lease dated May 1, 1954. In 1985, the participants in Associates consented to Associates’ Agents granting Lessee four options to extend the Lease, in each case for an additional 25-year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of the Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053. Under the Lease, effective May 1, 1975, between Associates and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 for partial payment to Malkin Holdings LLC for supervisory services. The lease modification dated November 17, 2000, and as further modified, between Associates and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages.

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 in the maximum amount of $752,000 per annum. Primary Overage Rent is advanced by the Lessee and recorded as revenue by Associates in equal monthly installments of $62,667 throughout each year.

Lessee is also required to make an annual payment to Associates of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30 over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvement program described in Note 11. Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30, since it is not practicable to estimate Secondary Overage Rent for the lease year ending on the ensuing September 30, which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property.

Rent income was comprised as follows:

Year ended December 31,
2010	2009

Basic minimum annual rent	$3,271,513	$3,168,449
Primary Overage rent	752,000	752,000
Secondary Overage rent	5,081,285	4,780,515
Total Overage rent	5,833,285	5,532,515
Rent income	$9,104,798	$8,700,964

Secondary Overage Rent represents 50% of the excess of the Lessee's net operating profit of $10,915,299 and $10,331,483 in 2010 and 2009, respectively, over $752,000 in each year, less $363 and $9,225 in 2010 and 2009, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

As a result of Associates, revenue recognition policy, rental income for the years ending December 31 includes the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Lessee may surrender the Lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year Ending December 31,
2011	$3,270,000
2012	3,270,000
2013	3,270,000
2014	3,270,000
2015	28,000	*
Thereafter	350,000	*
	$13,458,000

*Associates intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

Real estate taxes paid directly by the Lessee for the years ended December 31, 2010 and 2009 totaled $3,945,185 and $3,827,486, respectively.

5.

Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members. Distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheet as “Due from Supervisor.”

Basic fees for supervisory services are $102,000 per annum effective July 1, 2010.  Fees for supervisory services were $523,865 and $524,737 for 2010 and 2009, respectively. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $452,865 and $484,737 for 2010 and 2009, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $102,000 effective January 1, 2010.  The 2009 basic supervisory fee was $48,000. For the years ended December 31, 2010 and 2009, Malkin Holdings received $104,230 and $72,484, respectively, from the Lessee in other service fees. Malkin Holdings receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the

Lessee totaled $362,955 and $162,960 for the years ended December 31, 2010 and 2009, respectively.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third-party payments (which totaled $349,311 and $116,436 to Malkin Holdings and such Malkin family members in 2010 and 2009, respectively) do not impose any obligation upon Lessee or affect its assets and liabilities.

6.

Number of Participants

There were 622 and 615 participants in the various joint ventures as of December 31, 2010 and 2009, respectively.

7.

Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

  8.

Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2010 and 2009, based on 720 participation units outstanding during each year, consisted of the following:

                                                                                           Year ended December 31,

2010

   2009

Income	$6,411	$6,397
Return of capital	-	412
Total distributions	$6,411	$6,809

9.

Concentration of Credit Risk

Associates maintains cash and cash equivalents in two banks and a money market fund (Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation insures each account up to $250,000. At December 31, 2010 and 2009, the bank accounts are fully insured. Funds in the money market fund were not insured at December 31, 2010 and 2009. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds ($60,000 at December 31, 2010 and 2009) were paid to the participants on January 1, 2011 and 2010, respectively.

10.

Contingencies

Malkin Holdings and Peter L. Malkin, a member in Associates, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. that commenced in 1997 concerning the management, leasing, and supervision of the property that is subject to the Lease to Lessee.  In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin.  Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid.  On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Associates has not provided for the expense and related liability with respect to such costs in these financial statements.

11.

Building Improvement Program and Agreement to Extend Lease

In 1999, the Participants of Associates and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Associates agreed to grant to the Lessee, upon completion of the Program, the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. The Participants in Associates and the members in Lessee have approved increased refinancing of $20,990,000 from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. Such increase would extend the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. As of December 31, 2010, Associates had incurred or accrued costs related to the Program of $39,158,642 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

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

12. Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2010	December 31, 2009
A	Description
	Office building and land located at 250-264 West 57th Street, New York, New York, known as the "Fisk Building".
B	Encumbrances
	Prudential Insurance Company of America and Signature Bank at December 31	$40,914,878	$41,841,700
C	Initial cost to company
	Land	$2,117,435	$2,117,435
	Building	$4,940,682	$4,940,682

D	Cost capitalized subsequent to acquisition
	Building improvements (net of $249,791 written off in 2003)	$39,846,642	$36,817,292
	Carrying costs	$ None	$ None

E	Gross amount at which carried at close of period
	Land	$ 2,117,435	$ 2,117,435
	Building, building and tenant improvements	44,787,324	41,757,974
	Total	(a) $46,904,759	(a) $43,875,409

F	Accumulated depreciation
	(net of $249,791 written off in 2003)	(b) $11,009,975	(b) $10,004,577
G	Date of construction	1921	1921

H	Date acquired	September 30, 1953	September 30, 1953
I	Life on which depreciation in latest income statements is computed	39 years	39 years
(a)	Gross amount of real estate
	Balance at January 1	$43,875,409	$40,627,535
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):	3,029,350	3,247,874
	Balance at December 31	$46,904,759	$43,875,409
	The aggregate cost of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was $46,904,759.
(b)	Accumulated depreciation
	Balance at January 1	$ 10,004,577	$ 9,124,289
	Depreciation	1,005,398	880, 288

Balance at December 31	$11,009,975	$10,004,577

FISK BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2009

FISK BUILDING ASSOCIATES L.L.C.

CONTENTS

Reports of Independent Registered Public Accounting Firms

1-2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009

3

Statements of Income for the years ended December 31, 2010 and 2009

4

Statements of Changes in Members’ Equity for the years ended December 31, 2010 and 2009

5

Statements of Cash Flows for the years ended December 31, 2010 and 2009

6

Notes to Financial Statements

7 – 13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fisk Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheet of Fisk Building Associates L.L.C. as of December 31, 2010 and the related statements of income, changes in members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. at December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

July 27, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fisk Building Associates L.L.C.

New York, New York

We have audited the accompanying balance sheet of Fisk  Building Associates L.L.C. (a New York limited liability company) (the “Company”) as of December 31, 2009 and the related  statements of income, changes in members’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the  financial statements referred to above present fairly, in all material respects, the financial position of Fisk  Building Associates L.L.C. as of December 31, 2009 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Margolin, Winer & Evens LLP

Garden City, New York

June 23, 2011

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,	2010	2009

ASSETS

Property - at cost (Notes 1, 2 and 5):
Leasehold	$ 100,000	$ 100,000
Leasehold improvements	7,514,498	7,237,415
Subtenant improvements	6,900,441	3,409,764
	14,514,939	10,747,179
Less accumulated depreciation
and amortization	(4,964,762)	(4,058,860)

Net Property	9,550,177	6,688,319

Other Assets:
Cash and cash equivalents (Note 2)	6,010,023	5,742,879
Restricted cash - tenants’ security deposits	1,890,368	1,847,466
Restricted cash - tenants’ escrow deposits (Note 6)	769,099	-
Restricted cash - managing agent (Note 7)	310,430	921,870
Rent receivable - net (Note 2)	505,552	1,099,994
Unbilled rent receivable - net (Note 2)	5,469,653	7,216,775
Due from Lessor (Note 5)	3,245,027	933,972
Due from Supervisor	55,556	55,556
Prepaid expenses and other assets	2,025,897	2,013,456
Deferred charges and other deferred costs, net of
accumulated amortization (Notes 2 and 4)	2,916,941	2,844,705

Total Assets	$ 32,748,723	$ 29,364,992

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accounts payable and accrued liabilities	$ 1,938,960	$ 177,153
Accrued overage rent due Lessor (Note 5)	1,056,880	1,196,836
Tenants’ security deposits payable	1,890,368	1,847,466
Deferred income (Note 2)	714,107	702,003

Total Liabilities	5,600,315	3,923,458

Members’ Equity (Note 3)	27,148,408	25,441,534

Total Liabilities and Members’ Equity	$ 32,748,723	$ 29,364,992

The accompanying notes are an integral part of these financial statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,	2010	2009

Revenue (Notes 2 and 6):
Minimum rental revenue	$ 17,003,753	$ 20,886,336
Escalations and expense reimbursements	5,258,166	4,857,351
Other income	7,881,570	171,355

Total Revenue	30,143,489	25,915,042

Operating Expenses:
Basic rent expense (Note 5)	3,271,513	3,166,713
Primary overage rent (Note 5)	752,000	752,000
Secondary overage rent (Note 5)	4,941,333	4,832,041
Real estate taxes	3,945,185	3,827,486
Payroll and related costs	3,249,731	3,187,025
Repairs and maintenance	1,276,682	727,578
Electricity	1,869,884	1,751,323
Utilities	355,602	286,658
Management fee (Note 7)	289,565	268,093
Supervisory and other fees (Note 5)	465,296	211,825
Professional fees	942,751	797,004
Insurance	231,902	236,949
Advertising (Note 2)	220,249	217,407
Administrative	243,570	186,484
Depreciation (Note 2)	961,647	744,178
Amortization (Note 2)	1,179,042	610,375
Bad debts, net (Note 2)	877,407	995,617

Total Operating Expenses	25,073,359	22,798,756

Operating Income	5,070,130	3,116,286

Interest Income	3,411	9,096

Net Income	$ 5,073,541	$ 3,125,382

The accompanying notes are an integral part of these financial statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,	2010	2009

Members’ Equity - beginning of year	$ 25,441,534	$ 23,882,819

Net Income	5,073,541	3,125,382

Distributions	(3,366,667)	(1,566,667)

Members’ Equity - end of year	$ 27,148,408	$ 25,441,534

The accompanying notes are an integral part of these financial statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2010	2009

Cash Flows from Operating Activities:
Net income	$ 5,073,541	$ 3,125,382
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	961,647	744,178
Amortization	1,179,042	610,375
Bad debts	877,407	995,617
Net change in operating assets and liabilities:
Rent receivable	(282,965)	(1,248,387)
Unbilled rent receivable	1,747,122	362,699
Restricted cash - managing agent	611,440	(344,461)
Prepaid expenses	(12,041)	80,904
Other assets	-	81,285
Deferred charges - leasing commissions	(812,063)	(292,291)
Accounts payable and accrued
liabilities	479,592	(171,796)
Accrued overage rent due Lessor	(139,956)	51,523
Deferred income	12,104	247,529

Net Cash Provided by Operating Activities	9,694,870	4,242,557

Cash Flows from Investing Activities:
Property additions	(2,788,505)	-
Other assets - net	-	(231)
Due from Lessor	(2,311,055)	(136,553)
Restricted tenants’ escrow deposits - net	(769,099)	-

Net Cash Used in Investing Activities	(5,868,659)	(136,784)
Cash Flows from Financing Activities -
Members’ distributions	(3,366,667)	(1,566,667)
Other deferred costs	(192,400)	-
Net Cash Used in Financing Activities	(3,559,067)	(1,566,667)

Net Increase in Cash and Cash Equivalents	267,144	2,539,106
Cash and Cash Equivalents - beginning of year	5,742,879	3,203,773

Cash and Cash Equivalents - end of year	$ 6,010,023	$ 5,742,879

Supplemental Schedule of Noncash Investing and Financing Activities:
During 2009, the Company recorded an adjustment for a prior year over-accrual of leasehold improvements:
Decrease in leasehold improvements	$ -	$ (126,304)
Increase in due from Lessor	-	126,304
Net	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business

The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 543,000-square-foot office building situated at 250 West 57th Street, New York, New York (the “Property”).  At December 31, 2010, the Property is approximately 85% occupied.  On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the “Company”).  Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on May 1, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2. Summary of Significant Accounting Policies

Revenue recognition - Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases.  The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets.  Subleases generally contain provisions under which tenants reimburse the Company for increases in the consumer price index, real estate taxes and other recoverable costs.  Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred.  Rental payments received before they are recognized as revenue are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms.  Rent receivable is shown net of an estimated allowance for doubtful accounts of $253,039 and $130,000 at December 31, 2010 and 2009, respectively.  Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $292,000 and $380,000 at December 31, 2010 and 2009, respectively.

Bad debt expense in the Statements of Income is shown net of recoveries.

Cash and cash equivalents - The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

At times, the Company has demand and other deposits with a bank in excess of federally insured limits.  The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property - The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable.  Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount.  Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset.  No impairment loss has been recorded in the years ended December 31, 2010 and 2009.

Depreciation and amortization - Depreciation is computed by the straight-line method over the estimated useful lives of 40 years for the leasehold improvements.  Subtenant improvements and leasing commissions are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred.  Expenditures that increase the useful lives of the assets are capitalized.

Sales tax - Sales tax collected by the Company from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses.

Income taxes - The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements.  The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising - The Company expenses advertising costs as incurred.

Environmental costs - The Property contains asbestos.  The asbestos is appropriately contained, in accordance with current environmental regulations.  As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed.  Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation.  Asbestos abatement costs are charged to expense as incurred.

Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Actual results could differ from those estimates.  The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive.  Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability, and unemployment levels.  Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Recently adopted accounting pronouncements - In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in any additional disclosures in our financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.  We are currently evaluating the impact of the adoption of the remainder of the standard will have on our financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

New accounting pronouncements - In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP.  This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use.  We are currently evaluating the impact the adoption of this standard will have on our financial statements. The Company does not have any financial instruments that would be materially impacted by this standard as of December 31, 2010.

Reclassification – Certain prior year balances have been reclassified to conform with the current year presentation.

3. Members’ Equity	Profits, losses, and distributions are allocated to the members pursuant to the Company’s Operating Agreement.
4. Deferred Charges

Deferred charges consist of the following as of December 31, 2010 and 2009:

2010

   2009

Leasing commissions

$11,389,520

$ 10,330,242

Other deferred costs

    192,000

                -

11,581,520            10,330,242

Less accumulated amortization

(8,664,579)

  (7,485,537)

Total

$  2,916,941

$  2,844,705

5. Related-Party Transactions

The Company (the “Lessee”) entered into a lease agreement with 250 West 57th St. Associates L.L.C. (the “Lessor”) that is currently set to expire on September 30, 2053.  The participants in the Lessor have consented to the granting of options to the Lessee to extend the lease for two additional 25-year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee’s compliance with the terms of such consents.  There is no change in the terms of the lease during the renewal periods.  The Lessee may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor (excluding any balloon principal payment due at maturity), plus $28,000.

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

Overage rent expense is recognized prior to the end of the lease year based on net operating income earned to date provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay overage rent.  In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of overage rent, any previously recorded overage rent would be reversed into income.  As of December 31, 2010 and 2009 the accrued secondary overage rent due Lessor was $1,056,880 and $1,196,836, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000.  In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103.  In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the “First Mortgage”), of which $15,500,000 was used to repay the then-existing first mortgage.  The balance was used to complete the then-currently estimated costs for existing and additional improvements, including subtenant installation and leasing commissions.  The Program was further increased in 2006 from $31,400,000 to up to $82,300,000.  In 2006, the Lessor and Lessee approved increased refinancing of up to $63,900,000.  On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the “Second Mortgage”), which was used to finance capital improvements as needed. On October 15, 2009, Lessor closed on a $21,000,000 line of credit (the “Line of Credit”), of which $934,616 was drawn at closing.  The Line of Credit is secured by a mortgage, which is subordinate to the First and Second Mortgages, which will be used to finance capital improvements as needed.

The Company is financing the Program and billing the Lessor for the costs incurred.  The Program (1) grants the ownership of the improvements to the Lessor and acknowledges the Lessor’s intention to finance them through an increase in the fee mortgage and (2) allows for the increased mortgage charges to be paid by the Lessor from an equivalent increase in the basic rent paid by the Company.  Since any secondary overage rent will be decreased by one-half of that amount, the net effect is to have the Company and the Lessor share the costs of the Program equally, assuming the Company continues to be obligated to pay secondary overage rent.

The Lessor’s First Mortgage in the amount of $30,500,000 is scheduled to mature on January 5, 2015.  The First Mortgage bears interest at 5.33% per annum, payable monthly in arrears.  Commencing February 5, 2007, the First Mortgage requires equal monthly payments of $184,213 applied first to interest at 5.33% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the loan is prepaid during the final 90 days prior to the maturity date.

The Lessor’s Second Mortgage in the amount of $12,410,000 is scheduled to mature on January 5, 2015.  The Second Mortgage bears interest at 6.13% per annum, payable monthly in arrears.  Commencing April 5, 2009, the Second Mortgage requires equal monthly payments of $80,947 applied first to interest at 6.13% per annum, and then principal based on a 25-year amortization period.  No prepayment fee shall be due if the loan is prepaid during the final 90 days prior to the maturity date.

The Lessor’s Line of Credit in the amount of $21,000,000 is scheduled to mature on January 5, 2015.  The Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 6.5% per annum and requires payments of interest only.

In connection with the Lessor’s mortgage loans, the Company has assigned all subleases and rents to the lenders as additional collateral.

The following is a schedule of future minimum rental payments as of December 31, 2010 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Years ending December 31,

2011

$

3,270,000

2012

3,270,000

2013

3,270,000

2014

3,270,000

2015

  28,000*

Thereafter

  1,062,000*

$

14,170,000

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

As of December 31, 2010 and 2009, the Lessor had incurred costs related to the Program of $39,846,642 and $36,083,936, respectively, and estimates that costs upon completion will be approximately $82,300,000.The Lessor has funded and capitalized leasing commissions totaling $1,785,066 and $1,562,731 as of December 31, 2010 and 2009, respectively.  The balance of the costs of the Program will be financed by the additional $21,000,000 previously approved loan that closed on October 15, 2009 and the Company’s operating cash flow.

Due from Lessor at each respective year-end represents leasehold improvement and leasing costs advanced by the Lessee to be reimbursed by Lessor from remaining refinancing proceeds when funds are required.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”) (formerly Wien & Malkin LLC), a related party.  Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings for the years ended December 31, 2010 and 2009 are as follows:

                                                                                    2010             2009

Basic supervisory fees

$102,000

      $48,000

Service fee on investment income

Profits interest

362,955

         162,960

Total

$465,296

    $ 211,825

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year.  For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member.  Distributions in respect of Malkin Holdings’ profits interest totaled $362,955 and $162,960 for the years ended December 31, 2010 and 2009, respectively.  In addition, other fees and disbursements to Malkin Holdings were $103,889 and $71,619 for the years ended December 31, 2010 and 2009, respectively.  Distributions are paid from a cash account held by Malkin Holdings.  That account is reflected on the balance sheet as “Due from Supervisor.”

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $341 and $865 for the years ended December 31, 2010 and 2009, respectively.  Accrued fees of $341 and $865 were outstanding as of December 31, 2010 and 2009, respectively.

Malkin Holdings also serves as supervisor for the Lessor and receives from the Lessor a basic annual fee and a payment based on distributions to its investors which totaled $452,865 in 2010 and $484,737 in 2009.  Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

6 Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of subleases that may expire during the periods, on noncancelable operating subleases in effect at December 31, 2010, are as follows:

Years ending December 31,

2011

    $18,700,000

2012

       15,900,000

2013

            14,300,000

2014

        12,100,000

2015

              9,500,000

Thereafter

            28,400,000

$98,900,000

In connection with a sublease entered into during 2010 the Company was required to escrow funds of approximately $769,000 for the Company’s contribution for improvement work to be performed.  These funds will be disbursed as the work is completed (as defined).

In connection with the early termination of a sublease, the Company received a lease termination fee of approximately $7,900,000, which is included in other income.  In connection with the transaction, the Company wrote off unbilled rent receivable of approximately $1,560,000 (recorded as a reduction of minimum rental income) and unamortized leasing commissions of approximately $420,000 (included in amortization expense).

7. Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property.  Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month, with a minimum annual fee of $112,500 per annum.  For the years 2010 and 2009, the management fee totaled $289,565 and $268,093, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent.  These amounts are included in the accompanying balance sheet as “Restricted cash - managing agent.”

8. Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union - Local 32B-32J and the Central Pension Fund - Local 94, the Company participates with other companies in two defined benefit pension plans.  The plans cover all of the Company’s janitorial and engineering employees who are members of the union.  These plans are not administered by the Company, and contributions are determined in accordance with provisions of negotiated labor contracts.  The Company incurred pension expense (which is included in payroll and related costs) of approximately $162,000 and $147,000 for the years ended December 31, 2010 and 2009, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability.  Management has no intention of undertaking any action that could subject the Company to the obligation.

9. Subsequent Events	The Company has evaluated events and transactions for potential recognition or disclosure through July 27, 2011, the date the financial statements were available to be issued.