Form 10-Q
period 2011-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2011-09-13
CIK 100412

250 West 57th St. Associates

March 31, 2011

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒.  No ☐ .

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐  No ☒ .

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer☐

Smaller Reporting Company ☒

250 West 57th St. Associates

March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

Assets	March 31, 2011	December 31, 2010
Real estate: Property situated at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: Accumulated depreciation	4,940,682	4,940,682
	0	0
Building improvements	39,058,151	38,748,700
Less: Accumulated depreciation	6,267,416	6,009,941
	32,790,735	32,738,759
Tenant improvements	2,233,075	1,097,942
Less: Accumulated depreciation	167,380	59,351
	2,065,695	1,038,591
Land	2,117,435	2,117,435
Total real estate, net	36,973,865	35,894,785
Cash and cash equivalents	1,331,895	1,513,152
Due from Supervisor	60,000	60,000
Deferred costs	252,121	192,400
Other receivable	25,731	-
Leasing commissions, less accumulated amortization of $1,061,815 in 2011 and $1,011,122 in 2010	809,882	773,944
Mortgage refinancing costs, less accumulated amortization of $1,025,369 in 2011 and $946,107 in 2010	1,202,451	1,281,713
Total assets	$40,655,945	$39,715,994
Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$40,675,178	$40,914,878
Accrued mortgage interest	187,776	188,882
Payable to Lessee, a related party	4,776,241	3,245,027
Accrued expenses and other liabilities	125,252	157,323
Accrued supervisory fees, a related party	15,500	31,000
Total liabilities	45,779,947	44,537,110
Commitments and contingencies	-	-
Members’ deficiency (At March 31, 2011 and 2010, there were 720 units (at $5,000 per unit) of participation units outstanding)	(5,124,002)	(4,821,116)
Total liability and members’ deficiency	$40,655,945	$39,715,994

See notes to the condensed financial statements.

250 West 57th St. Associates

March 31, 2011

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Income

(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenue:
Basic minimum annual rent, from a related party	$ 817,667	$ 817,667
Advance of primary overage rent, from a related party	188,000	188,000
Total rent income	1,005,667	1,005,667
Dividend and interest income	251	32
Total revenue	1,005,918	1,005,699

Expenses:
Interest on mortgages	649,123	661,946
Supervisory services, to a related party	30,500	15,000
Depreciation of building and tenant improvements	365,504	234,057
Amortization of leasing commissions	50,694	52,724
Professional fees	32,983	3,000
Total expenses	1,128,804	966,727
Net Income (Loss)	($122,886)	$ 38,972
Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during the period	($170.68)	$ 54.13
Distributions per $5,000 participation unit consisted of the following:
Income	$ -0-	$ 54.13
Return of capital	250.00	195.87
Total distributions	$ 250.00	$ 250.00

See notes to the condensed financial statements.

250 West 57th St. Associates

March 31, 2011

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Year Ended December 31, 2010
Members’ deficiency:
January 1, 2011 January 1, 2010	$(4,821,116)	$(4,871,646)
Add, net income (loss):
January 1, 2011 through March 31, 2011	(122,886)	-
January 1, 2010 through December 31, 2010	-	4,666,313
	(4,944,002)	(205,333)
Less, distributions:
Distributions January 1, 2011 through March 31, 2011	180,000	-
Distributions January 1, 2010 through December 31, 2010	-	720,000
Distribution, November 30, 2010	-	3,895,783
	180,000	4,615,783
Members’ deficiency at the end of the period:	$(5,124,002)	$(4,821,116)

See notes to the condensed financial statements.

250 West 57th St. Associates

March 31, 2011

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities: Net income (loss)	($122,886)	$ 38,972
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and tenant improvements	365,504	234,057
Amortization of leasing commissions	50,694	52,724
Amortization of mortgage refinancing costs	80,937	79,261
Changes in operating assets and liabilities:
Leasing commissions paid	(86,631)	(38,344)
Change in receivable from Participants	(25,731)	(53,539)
Change in accrued mortgage interest	(838)	(1,045)
Change in accrued supervisory fees, to a related party	(15,500)	-
Change in accrued expenses and other liabilities	(32,071)	-

Net cash provided by operating activities	213,478	312,086

Cash flows from investing activities:
Purchase of building and tenant improvements	(1,444,584)	(445,800)
Increase in payable to Lessee	1,531,214	421,478

Net cash provided by (used in) investing activities	86,630	(24,322)

Cash flows from financing activities:

Repayment of mortgages payable	(241,644)	(226,938)
Financing costs	-	50
Deferred costs	(59,721)	-
Distributions to Participants	(180,000)	(180,000)
Members’ distributions held by Supervisor	-	(60,000)
Net cash used in financing activities	(481,365)	(466,888)

Net decrease in cash and cash equivalents	(181,257)	(179,124)
Cash and cash equivalents, beginning of period	1,513,152	1,953,929
Cash and cash equivalents, end of period	1,331,895	$1,774,805
Supplemental disclosure of cash flow information:
Cash paid for interest	$569,025	$583,730

See notes to the condensed financial statements.

250 West 57th St. Associates

March 31, 2011

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (the “Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 and 2010.  Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant's Form 10-K for the year ended December 31, 2010 (the "10-K") previously filed with the Securities and Exchange Commission (the "SEC").  Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year.  Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

Reclassification

Certain prior year balances have been reclassified to conform with the current period presentation.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953.  On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street” (the "Building"), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the "Property"). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its Participants from future liability to a third party.  Registrant's members ("Members") are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interests in Registrant (the "Participants"). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the "Supervisor") (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee.  See Note E below.

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the "Lessee") under a long-term net operating lease dated May 1, 1954 (the "Lease"). In 1985, the Participants in Registrant consented to Registrant’s Agents granting Lessee four options to extend the Lease, in each case for an additional twenty-five year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053.  Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum.  Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining cash investment (which remaining cash investment at March 31, 2011, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

For the lease year ended September 30, 2010, Lessee reported net operating profit of $10,915,299 after deduction of Basic Rent.  Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2010 and Secondary Overage Rent of $5,081,285 subsequent to September 30, 2010.  The Secondary Overage Rent of $5,081,285 represents 50% of the excess of the Lessee’s net operating profit of $10,915,299 over $752,000, less $363 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2010 of $5,081,285 plus $363 of interest income was available for distribution by Registrant to the Participants. After deducting $750,000 for general contingencies, the Additional Payment to Supervisor of $452,865 (Note E) – of which $20,000 was advanced from annual Primary Overage Rent of $752,000 - and annual New York State filing fees of $3,000, the balance of $3,895,783 was distributed by Registrant to the Participants on November 30, 2010.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the First Mortgage is $27,777,815 at March 31, 2011. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula.  There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009.  The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a twenty-five year amortization schedule. The balance of the Second Mortgage is $11,962,747 at March 31, 2011. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at March 31, 2011. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then remaining loan term. Registrant has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

                      The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $42,450,870 as of March 31, 2011.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the "Program") estimated to cost approximately $12,200,000. In 2004, the Participants and Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved.  To induce the Lessee to approve the Program, Registrant’s Participants authorized a grant to the Lessee, upon completion of the Program, of the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made.

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000.  As of March 31, 2011, Registrant had incurred or accrued costs related to the improvement program of $40,603,226 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee has been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Agents have approved an increase in such fee in an amount equal to the increase in the consumer price index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010. The basic fee will be subject to further increase in accordance with any future increase in the consumer price index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2011 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $30,500 for the three-month period ended March 31, 2011. No remuneration was paid during the three-month periods ended March 31, 2011 and 2010 by Registrant to either of the Members.

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

Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

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

Registrant does not pay dividends.  During the three-month period ended March 31, 2011, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant's present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease.  Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

On November 30, 2010, Registrant made an additional distribution of $5,411 for each $5,000 participation. Such distribution represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2010 in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional fees, annual New York State filing fees and general contingencies.  See Notes C and D to the condensed financial statements herein.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant's results of operations for such periods:

Total revenues increased for the three month period ended March 31, 2011 as compared with the corresponding period of the prior year.  Such increase was the  result of an increase in interest income for the three month period ended March 31, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the three month period ended March 31, 2011 as compared with the corresponding period of the prior year.  Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of building and tenant improvements attributable to an increase in depreciable assets placed in service, a decrease in amortization of leasing commissions as a result of certain leasing commissions having been fully amortized, and an increase in professional fees due to the fact that the accounting fees were previously paid by Supervisor and are currently paid by the Registrant and  due to the fees paid to Malkin Holdings for the services rendered in connection with certain matters regarding ownership and operation of 250 West 57th St. for the three-month period ended March 31, 2011 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant's liquidity has decreased at March 31, 2011 as compared with December 31, 2010 as a result of increased deferred costs and commitments under the improvement program. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building.  Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2010.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2011, certain of the Members in Registrant held Participations as follows:

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

Item 4T.

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, the end of the period covered by this report, has concluded that as of that date that Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

(b)

Changes in internal controls over financial reporting. There were no changes in Registrant’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Registrant’s internal controls over financial reporting.

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

250 West 57th St. Associates

March 31, 2011

Item 6.

Exhibits

Number	EXHIBIT INDEX Document	Page*
3 (a)

Registrant’s Joint Venture Agreement, dated May 25,1953 which was filed as Exhibit No. 3(a) to Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), is  incorporated by reference as an exhibit hereto.

3 (b)

Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant effective as of April 15, 1998, which was filed as Exhibit 3(b) to Registrant’s Amended Quarterly Report on 10-Q for the period ended September 30, 1998, and is incorporated by reference as an exhibit hereto.

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

10 (e)

Modification of Mortgage dated as of March 1, 1995, between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995, as Exhibit 10(e) to Registrant's Annual Report on Form 10K, is incorporated herein by reference as an exhibit hereto.

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

24.1	Power of Attorney dated September 8, 2011 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended March 31, 2011.
31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________________________________________________

*Page references are based on sequential numbering system.

250 West 57th St. Associates

March 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”).

250 WEST 57th ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: September 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By /s/ Mark Labell

Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: September 13, 2011

_____________________________________________________________________________

* Mr. Labell supervises accounting functions for Registrant.

250 West 57th St. Associates

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.   Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

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

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

4.

Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Registrant and we have:

(a)

Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Registrant is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 (c)

Evaluated the effectiveness of Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Registrant’s internal control over financial reporting that occurred during Registrant’s most recent fiscal quarter (Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Registrant’s internal control over financial reporting; and

5.

Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

 (a)

All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect Registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls over financial reporting.

Date: September 13, 2011

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

March 31, 2011

EXHIBIT 32.1

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Executive Officer certification as Senior Vice President, Finance of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”) to certify that:

1.

the Quarterly Report on Form 10Q of Registrant for the quarterly period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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

March 31, 2011

Exhibit 32.2

Certification Pursuant to 18 U.S.C., Section 1350 as adopted

Pursuant to Section 906

of Sarbanes – Oxley Act of 2002

The undersigned, Mark Labell, is signing this Chief Financial Officer certification as a senior member of the financial/accounting staff of Malkin Holdings LLC, the supervisor* of 250 West 57th St. Associates L.L.C. (“Registrant”), to certify that:

1.

the Quarterly Report on Form 10Q of Registrant for the quarterly period ended March 31, 2011 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and

2.

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Registrant.

Dated: September 13, 2011

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