Form 10-Q
period 2011-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2011-09-20
CIK 100412

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-2666
250 WEST 57th ST. ASSOCIATES L.L.C.
(Exact name of Registrant as specified in its charter)

A New York Limited Liability Company	13-6083380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Grand Central Place
60 East 42nd Street
New York, New York 10165
(Address of principal executive offices)
(212) 687-8700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
$3,600,000 of Participations in LLC Member Interests
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets
Condensed Statements of Operations
Statements of Members’ Deficiency
Condensed Statements of Cash Flows
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4T. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES
Exhibit 24.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
250 West 57th St. Associates L.L.C.
(A Limited Liability Company)
Condensed Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682

	0	0

Building improvements	39,267,944	38,748,700
Less: accumulated depreciation	6,516,229	6,009,941

	32,751,715	32,738,759

Tenant improvements	2,438,753	1,097,942
Less: accumulated depreciation	286,177	59,351

	2,152,576	1,038,591

Land	2,117,435	2,117,435

Total real estate, net	37,021,726	35,894,785

Cash and cash equivalents	1,316,893	1,513,152
Due from Supervisor	60,000	60,000
Deferred costs	377,812	192,400
Other receivable	57,758	—
Leasing commissions, less accumulated amortization of $1,107,859 in 2011 and $1,011,122 in 2010	778,853	773,944

Mortgage refinancing costs, less accumulated amortization of $1,104,629 and $946,107	1,123,191	1,281,713

Total assets	$40,736,233	$39,715,994

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$40,432,050	$40,914,878
Accrued mortgage interest	186,490	188,882
Payable to Lessee, a related party	5,206,727	3,245,027
Accrued expenses and other liabilities	329,749	157,323
Accrued supervisory fees, a related party	—	31,000

Total liabilities	46,155,016	44,537,110
Commitments and contingencies	—	—
Members’ deficiency (At June 30, 2011 and December 31, 2010, there were 720 units (at $5,000 per unit) of participation units outstanding)	(5,418,783)	(4,821,116)

Total liability and members’ deficiency	$40,736,233	$39,715,994

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.
(A Limited Liability Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenue:
Basic minimum annual rent, from a related party	$817,836	$817,836	$1,635,503	$1,635,503
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000

Total rent income	1,005,836	1,005,836	2,011,503	2,011,503
Interest and dividend income	235	172	486	204

Total revenue	1,006,071	1,006,008	2,011,989	2,011,707

Expenses:
Interest on mortgages	645,848	658,950	1,294,972	1,320,896
Supervisory services, to a related party	30,500	15,000	61,000	30,000
Depreciation of building and tenant improvements	367,610	235,517	733,114	469,574
Amortization of leasing commissions	46,043	43,833	96,737	96,557
Professional fees	30,850	600	63,833	3,600

Total expenses	1,120,851	953,900	2,249,656	1,920,627

Net Income (Loss)	$(114,780)	$52,108	$(237,667)	$91,080

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during the period	$(159.42)	$72.37	$(330.09)	$126.50

Distributions per $5,000 participation unit consisted of the following:
Income	$0	$72.37	$0	$126.50
Return of capital	250.00	177.63	500.00	373.50

Total distributions	$250.00	$250.00	$500.00	$500.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.
(A Limited Liability Company)
Statements of Members’ Deficiency
(Unaudited)

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010

Members’ deficiency:
January 1, 2011	$(4,821,116)
January 1, 2010		$(4,871,646)
Add, net income (loss):
January 1, 2011 through June 30, 2011	(237,667)	—
January 1, 2010 through December 31, 2010	—	4,666,313

	(5,058,783)	(205,333)

Less, distributions:
Distributions January 1, 2011 through June 30, 2011	360,000	—
Distributions January 1, 2010 through December 31, 2010	—	720,000
Distribution, November 30, 2010	—	3,895,783

	360,000	4,615,783

Members’ deficiency at the end of the period:	$(5,418,783)	$(4,821,116)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.
(A Limited Liability Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income (loss)	$(237,667)	$91,080
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and tenant improvements	733,114	469,574
Amortization of leasing commissions	96,737	96,557
Amortization of mortgage refinancing costs	158,522	158,522
Changes in operating assets and liabilities:
Other receivable	(57,758)	(103,980)
Leasing commissions paid	(101,646)	(85,292)
Change in accrued mortgage interest	(2,392)	(2,273)
Change in accrued supervisory fees, a related party	(31,000)	—
Change in accrued expenses and other liabilities	172,426	—

Net cash provided by operating activities	730,336	624,188

Cash flows from investing activities:
Purchase of building and tenant improvements	(1,860,055)	(718,763)
Increase (decrease) in payable to Lessee	1,961,700	(199,241)

Net cash provided by (used in) investing activities	101,645	(918,004)

Cash flows from financing activities:
Repayment of mortgages payable	(482,828)	(457,024)
Financing costs	—	50
Deferred costs	(185,412)	—
Distributions to Participants	(360,000)	(360,000)
Members’ distributions held by Supervisor	—	(60,000)

Net cash used in financing activities	(1,028,240)	(876,974)

Net decrease in cash and cash equivalents	(196,259)	(1,170,790)
Cash and cash equivalents, beginning of period	1,513,152	1,953,929

Cash and cash equivalents, end of period	$1,316,893	$783,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,138,842	$1,164,647

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)
Note A Interim Period Reporting
In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2011 and its results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.
Reclassification
Certain prior year balances have been reclassified to conform with the current period presentation.
Note B Organization
Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street (the “Building”), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the “Property”). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its Participants from future liability to a third party. Registrant’s members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interests in Registrant (the “Participants”). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”) (formerly Wien & Malkin LLC), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee. See Note E below.

Note C Lease
Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the “Lessee”) under a long-term net operating lease dated May 1, 1954 (the “Lease”). In 1985, the Participants in Registrant consented to Registrant’s Agents granting Lessee four options to extend the Lease, in each case for an additional twenty-five year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053. The Participants in Registrant have consented to the granting of options to the Lessee to extend the lease for two additional 25-year renewal terms expiring in 2103. Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family.
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
Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at June 30, 2011, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).
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

For the lease year ended September 30, 2010, Lessee reported net operating profit of $10,915,299 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2010 and Secondary Overage Rent of $5,081,285 subsequent to September 30, 2010. The Secondary Overage Rent of $5,081,285 represents 50% of the excess of the Lessee’s net operating profit of $10,915,299 over $752,000, less $363 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2010 of $5,081,285 plus $363 of interest income was available for distribution by Registrant to the Participants. After deducting $750,000 for general contingencies, the Additional Payment to Supervisor of $452,865 (Note E) — of which $20,000 was advanced from annual Primary Overage Rent of $752,000 — and annual New York State filing fees of $3,000, the balance of $3,895,783 was distributed by Registrant to the Participants on November 30, 2010.
As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.
Note D Mortgages
On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $27,594,504 at June 30, 2011. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.
On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25- year amortization schedule. The balance of the Second Mortgage is $11,902,930 at June 30, 2011. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at June 30, 2011. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term. Registrant has two options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.
The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $42,073,340 as of June 30, 2011.
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
The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of June 30, 2011, Registrant had incurred or accrued costs related to the improvement program of $41,018,697 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.
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

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2011 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.
The basic supervisory services provided to Registrant by Supervisor include, but are not limited to, maintaining all of its entity and Participant records, performing physical inspections of the Building, providing or coordinating certain counsel services to Registrant, reviewing insurance coverage, conducting annual supervisory review meetings, receipt of monthly rent from Lessee, payment of monthly and additional distributions to the Participants, payment of all other disbursements, confirmation of the payment of real estate taxes, active review of financial statements submitted to Registrant by Lessee and financial statements audited by and tax information prepared by Registrant’s independent registered public accounting firm, and distribution of related materials to the Participants. Supervisor also prepares quarterly, annual and other periodic filings with the SEC and applicable state authorities.
Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $61,000 for the six-month period ended June 30, 2011. No remuneration was paid during the six-month periods ended June 30, 2011 and 2010 by Registrant to either of the Members.
Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. The respective interests of the Members in Registrant and in Lessee arise solely from ownership of their respective Participations in Registrant and Anthony E. Malkin’s participating interest in Lessee and Peter L. Malkin and Anthony E. Malkin’s family entities ownership of member interests in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their positions at Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor by Registrant and Lessee.
Subsequent Events
Subsequent events have been evaluated for potential recognition and disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.
Registrant does not pay dividends. During the six-month period ended June 30, 2011, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.
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

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:
Total revenues increased for the six month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase was the result of an increase in interest income for the six month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Total revenues increased for the three month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase was the result of an increase in interest income for the three month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Total expenses increased for the six month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of building and tenant improvements attributable to an increase in depreciable assets placed in service, an increase in amortization of leasing commissions as a result of additional leasing, and an increase in professional fees due to the fact that accounting fees were previously paid by Supervisor and due to the fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of 250 West 57th St. for the six month period ended June 30, 2011 as compared with the corresponding period of the prior year.
Total expenses increased for the three month period ended June 30, 2011 as compared with the corresponding period of the prior year. Such increase for the three month period is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, an increase in depreciation of building and tenant improvements attributable to an increase in depreciable assets placed in service, an increase in amortization of leasing commissions as a result of additional leasing, and an increase in professional fees due to the fact that accounting fees were previously paid by Supervisor and due to the fees paid to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of 250 West 57th St. for the three month period ended June 30, 2011 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources
Registrant’s liquidity has decreased at June 30, 2011 as compared with December 31, 2010 as a result of commitments under the improvement program. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.
Amortization payments due under the First Mortgage commenced February 5, 2007, calculated on a 25-year amortization schedule. Amortization payments under the Second Mortgage commenced April 5, 2009, calculated on a 25-year amortization schedule. The First and the Second Mortgages mature on January 5, 2015. The line of credit requires payment of interest only and also matures on January 5, 2015. Registrant does not maintain any reserve to cover the payment of such mortgage indebtedness at maturity. Therefore, repayment of mortgage debt will depend on Registrant’s ability to arrange a refinancing. Assuming that the Property continues to generate an annual net profit in future years comparable to that in past years, and assuming further that real estate capital and operating markets return to more stable patterns, consistent with long-term historical real estate trends in the geographic area in which the Property is located, Registrant anticipates that the value of the Property will be in excess of the amount of the senior mortgage debt and the line of credit balances at maturity.
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

As of June 30, 2011, certain of the Members in Registrant held Participations as follows:
Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $167,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.
Peter L. Malkin owned of record as trustee, but not beneficially, $17,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.
Anthony E. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.
Item 4T. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.
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
Registrant’s Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), is incorporated by reference as an exhibit hereto.

3	(b)
Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant, which was filed as Exhibit 3(b) to Registrant’s Amended Quarterly Report on 10-Q for the period ended September 30, 1998 and is incorporated by reference as an exhibit hereto.

3	(c)
Registrant’s Memorandum of Agreement among Joint Venturers in 250 West 57th St. Associates, dated June 9, 1953, filed as Exhibit 1 to the Registration Statement, is incorporated by reference as an exhibit hereto.

3	(d)	Registrant’s Consent and Operating Agreement dated as of November 30, 2001

3	(e)	Certificate of Conversion of Registrant to a limited liability company dated November 30, 2001, filed with the New York Secretary of State on December 5, 2001.

4		Registrant’s form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10	(a)
Lease between Registrant and Fisk Building Associates LLC dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX
(cont.)

Number		Document	Page*

10	(b)
Modification of Lease dated November 10, 1961, was filed by letter dated November 21, 1961, as Exhibit B to Registrant’s Statement of Registration on Form 8-K for the month of October, 1961, is incorporated by reference as an exhibit hereto.

10	(c)
Second Modification Agreement of Lease dated June 10, 1965, between Registrant and Fisk Building Associates LLC, which was filed by letter dated December 29, 1981, as Exhibit 10(c) to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1981, is incorporated by reference as an exhibit hereto.

10	(d)
Fourth Lease Modification Agreement dated November 12, 1985, between Registrant and Fisk Building Associates LLC, which was filed by letter dated January 13, 1986, as Exhibit 10(g) to Registrant’s Annual Report on Form 10-K for the year ended September 30, 1985, is incorporated herein by reference as an exhibit hereto.

10	(e)
Modification of Mortgage dated as of March 1, 1995, between Registrant and the Apple Bank for Savings, which was filed on March 30, 1995, as Exhibit 10(e) to Registrant’s Annual Report on Form 10-K, is incorporated herein by reference as an exhibit hereto.

10	(f)
Exercise of lease renewal option as of January 1, 2010 by Lessee for the period October 1, 2028 to September 30, 2053 which was filed under Item 10(f) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

10	(g)
Amendment to Registrant’s Operating Agreement as of July 1, 2010 which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010 and is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX
(cont.)

Number	Document	Page*

24.1	Power of Attorney dated September 8, 2011 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended June 30, 2011.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Page references are based on sequential numbering system.

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

Date: September 20, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the undersigned as Attorney-in-Fact for each of the Members in Registrant, pursuant to the Power, on behalf of Registrant and as a Member in Registrant on the date indicated.

By:	/s/ Mark Labell
Mark Labell*, Attorney-in-Fact on behalf of:
Peter L. Malkin, Member Anthony E. Malkin, Member

Date: September 20, 2011

*	Mr. Labell supervises accounting functions for Registrant.