Form 10-Q
period 2011-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2012-02-13
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	4,940,682	4,940,682

	—	—

Building improvements	40,258,299	38,748,700
Less: accumulated depreciation	6,767,827	6,009,941

	33,490,472	32,738,759

Tenant improvements	2,519,628	1,097,942
Less: accumulated depreciation	413,738	59,351

	2,105,890	1,038,591

Land	2,117,435	2,117,435

Total real estate, net	37,713,797	35,894,785

Cash and cash equivalents	779,456	1,513,152
Due from Supervisor	60,000	60,000
Due from Lessee	4,350,339	—
Deferred costs	571,421	192,400
Other receivable	73,911	—
Leasing commissions, less accumulated amortization of $1,154,106 in 2011 and $1,011,122 in 2010	790,909	773,944

Mortgage refinancing costs, less accumulated amortization of $1,183,891 and $946,107	1,043,930	1,281,713

Total assets	$45,383,763	$39,715,994

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$40,185,546	$40,914,878
Accrued mortgage interest	185,353	188,882
Payable to Lessee, a related party	6,336,261	3,245,027
Accrued expenses and other liabilities	90,680	157,323
Accrued supervisory fees, a related party	284,745	31,000

Total liabilities	47,082,585	44,537,110
Commitments and contingencies	—	—
Members’ deficiency (at September 30, 2011 and December 31, 2010, there were 720 units (at $5,000 per unit) of participation units outstanding)	(1,698,822)	(4,821,116)

Total liability and members’ deficiency	$45,383,763	$39,715,994

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenue:
Basic minimum annual rent, from a related party	$818,005	$818,005	$2,453,508	$2,453,508
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related party	4,350,339	5,081,285	4,350,339	5,081,285

Total rent income	5,356,344	6,087,290	7,367,847	8,098,793
Dividend income	15	11	64	70
Interest income	199	260	635	405

Total revenue	5,356,558	6,087,561	7,368,546	8,099,268

Expenses:
Interest on mortgages	642,626	655,911	1,937,598	1,976,807
Basic fees for supervisory services, to a related party	31,425	30,500	92,425	60,500
Additional payment for supervisory services, to a related party	284,745	432,865	284,745	432,865
Depreciation of building and tenant improvements	379,159	238,236	1,112,272	707,810
Amortization of leasing commissions	46,247	46,604	142,985	143,161
Professional fees and miscellaneous	72,395	18,165	136,227	21,765

Total expenses	1,456,597	1,422,281	3,706,252	3,342,908

Net income	$3,899,961	$4,665,280	$3,662,294	$4,756,360

Earnings per $5,000 participation unit, based on 720 participation units outstanding during the period	$5,416.61	$6,479.56	$5,086.52	$6,606.06

Distributions per $5,000 participation unit consisted of the following:
Income	$250.00	$250.00	$750.00	$750.00
Return of capital	—	—	—	—

Total distributions	$250.00	$250.00	$750.00	$750.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
Members’ deficiency:
January 1, 2011 January 1, 2010	$(4,821,116)	$(4,871,646)
Add, net income:
January 1, 2011 through September 30, 2011	3,662,294
January 1, 2010 through December 31, 2010		4,666,313

	(1,158,822)	(205,333)

Less, distributions:
Distributions January 1, 2011 through September 30, 2011	540,000
Distributions January 1, 2010 through December 31, 2010		720,000
Distribution, November 30, 2010		3,895,783

	540,000	4,615,783

Members’ deficiency at the end of the period:	$(1,698,822)	$(4,821,116)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	September 30,	September 30,
	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net income (loss)	$3,662,294	$4,756,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements	1,112,272	707,810
Amortization of leasing commissions	142,984	143,161
Amortization of mortgage refinancing costs	237,783	237,783
Changes in operating assets and liabilities:
Other receivable and Due from Lessee	(4,424,412)	(5,211,195)
Leasing commissions paid	(159,949)	(166,946)
Increase (decrease) in accrued mortgage interest	(3,529)	(3,347)
Increase (decrease) in accrued supervisory fees, a related party	253,745	448,365
Increase (decrease) in accrued expenses and other liabilities	(66,481)	—

Net cash provided by operating activities	754,707	911,991

Cash flows from investing activities:
Purchase of building and tenant improvements	(2,931,285)	(1,283,355)
Increase in payable to Lessee	3,091,234	447,005

Net cash provided by (used in) investing activities	159,949	(836,350)

Cash flows from financing activities:
Repayment of mortgages payable	(729,331)	(690,304)
Financing costs	—	50
Deferred costs	(379,021)	—
Distributions to Participants	(540,000)	(540,000)
Members’ distributions held by Supervisor	—	(60,000)

Net cash used in financing activities	(1,648,352)	(1,290,254)

Net decrease in cash and cash equivalents	(733,696)	(1,214,613)
Cash and cash equivalents, beginning of period	1,513,152	1,953,929

Cash and cash equivalents, end of period	$779,456	$739,316

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,703,342	$1,742,371

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2011 and its results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. Information included in the condensed balance sheet as of December 31, 2010 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2010 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at September 30, 2011, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30th of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30th over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. It is not practical to estimate Secondary Overage Rent for the lease year ending on September 30th which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30th and records such amount in revenue in the three months ended September 30th.

For the lease year ended September 30, 2011, Lessee reported net operating profit of $9,452,901 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2011 and Secondary Overage Rent of $4,350,339 subsequent to September 30, 2011. The Secondary Overage Rent of $4,350,339 represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 over $752,000, less $111 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2011 of $4,350,339 plus $111 of interest income was available for distribution by the Registrant to the Participants. After deducting $1,500,000 for general contingencies, the Additional Payment to Supervisor of $284,745 (Note E) and New York State filing fees of $3,000, the balance of $2,847,449 was distributed by Registrant to the Participants on December 14, 2011.

As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during

2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $27,408,739 at September 30, 2011. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. $2,100,000 was drawn at closing and $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25- year amortization schedule. The balance of the Second Mortgage is $11,842,191 at September 30, 2011. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. $934,616 was drawn at closing and is the balance at September 30, 2011. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term. Registrant has two options to fix the then floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $41,091,829 as of September 30, 2011. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of September 30, 2011, Registrant had incurred or accrued costs related to the improvement program of $42,089,929 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) has been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $102,000 per annum effective July 1, 2010. The Basic Payment will be subject to further increase in accordance with any future increase in the Consumer Price Index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2011 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $92,425 for the nine-month period ended September 30, 2011. No remuneration was paid during the nine-month periods ended September 30, 2011 and 2010 by Registrant to either of the Members.

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

Subsequent Events

Registrant has drawn down additional loan proceeds of $5,000,000 from the $21,000,000 line of credit with Signature Bank on December 22, 2011.

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

Although Registrant believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those anticipated in the forward looking statements. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Registrant’s real estate market, including, among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental/safety requirements.

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

During the nine-month period ended September 30, 2011, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total revenues decreased for the nine month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such decrease was the result of a decrease in Secondary Overage Rent income payable by the Lessee due to lower income of the Lessee following lower lease termination income in 2011 as compared with 2010 partially offset by lower expenditures for improvements and tenanting costs and an increase in interest and dividend income for the nine month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total revenues decreased for the three month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such decrease was the result of a decrease in Secondary Overage Rent income payable by the Lessee due to lower income of the Lessee following lower lease termination income in 2011 as compared with 2010 partially offset by lower expenditures for improvements and tenanting costs and a decrease in interest and dividend income for the three month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the nine month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, a decrease in the additional payment to Supervisor, an increase in depreciation of building and tenant improvements attributable to an increase in depreciable assets placed in service, an increase in professional fees due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of 250 West 57th St. for the nine month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Total expenses increased for the three month period ended September 30, 2011 as compared with the corresponding period of the prior year. Such increase for the three month period is the net result of a decrease in interest on the mortgages payable as a result of principal payments that reduced the loan balance, an increase in basic supervisory fees to Malkin Holdings effective July 1, 2010, a decrease in the additional payment to Supervisor, an increase in depreciation of building and tenant improvements attributable to an increase in depreciable assets placed in service, an increase in professional fees due to the fact that accounting fees now paid by Registrant were previously paid by Supervisor and an increase in fees to Malkin Holdings for services rendered in connection with certain matters regarding ownership and operation of 250 West 57th St. for the three month period ended September 30, 2011 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant’s liquidity has not changed significantly at September 30, 2011 as compared with December 31, 2010. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of a newly organized publicly traded real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contribution.

The consideration to be paid to the contributing companies and entities in the consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the preliminary exchange values, if the consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2010.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of September 30, 2011, certain of the Members in Registrant held Participations as follows:

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

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

3.1

Amendment Number One to the Limited Liability Company Agreement of 250 West 57th St. Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011

24.1	Power of Attorney dated November 8, 2011 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the quarter ended September 30, 2011.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated September 8, 2011 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C. (Registrant)

By	/s/ Mark Labell
Mark Labell*, Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: February 13, 2012