Form 10-K
period 2011-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2012-04-11
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street (the “Building”), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the “Property”). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its Participants from any future liability to a third party. Registrant’s members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interest in Registrant (the “Participants”).

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

Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s family. In addition, both of the Agents hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and the Lessee. See Items 10, 11, 12 and 13 hereof for a description of the on-going services rendered by, and compensation paid to, Supervisor and for a discussion of certain relationships that may pose actual or potential conflicts of interest among Registrant, Lessee and certain of their respective affiliates.

As of December 31, 2011, the Building was approximately 82% occupied by approximately 182 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a staff. See Item 2 hereof for additional information concerning the Building.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining cash investment in Registrant (which remaining cash investment at December 31, 2011, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

Lessee is also required to make an annual payment to Registrant of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 of the amount representing 50% of the excess of the net operating profit (as defined) of the Lessee for the lease year ending September 30 over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Registrant on funds borrowed for the building improvement program described below. It is not practical to estimate Secondary Overage Rent for the lease year ending on September 30 which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Registrant a report on the operation of the Property. Registrant recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30 and records such amount in revenue in the three months ended September 30.

For the lease year ended September 30, 2011, Lessee reported net operating profit of $9,452,901 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2011 and Secondary Overage Rent of $4,350,339 subsequent to September 30, 2011. The Secondary Overage Rent of $4,350,339 represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 over $752,000, less $111 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2011 of $4,350,339 plus $111 of interest income was available for distribution by the Registrant to the Participants. After deducting $1,500,000 for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, (ii) the increase in the supervisory fee to the Supervisor, (iii) accounting fees, (iv) general contingencies, (v) the Additional Payment to Supervisor of $284,745 (Item 11), and (vi) the annual New York State filing fees of $3,000, the balance of $2,562,705 was distributed by Registrant to the Participants on December 14, 2011.

As a result of its revenue recognition policy, rental income for the year ending December 31 includes Basic Rent and the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

Real estate taxes paid directly by the Lessee totaled approximately $4,156,415 and $3,945,185 for the years ended December 31, 2011 and 2010, respectively.

(c) Mortgages

On December 29, 2004, the first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage was $27,220,488 at December 31, 2011. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 60 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage was $11,780,416 at December 31, 2011. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, to be used for capital improvements. At closing, $934,616 was drawn and an additional $5,000,000 used for improvements and tenanting costs was drawn on December 22, 2011. The balance of the line of credit was $5,934,616 at December 31, 2011. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Registrant elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term.

Registrant has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Registrant then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum. The interest rate on the Signature Bank loan was reduced effective as of January 24, 2012. See Subsequent Events in item 5 and Registrant’s financial statements.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $47,991,102 as of December 31, 2011. The fair value of borrowings is estimated by discounting the future cash flows using current interest rate at which similar borrowings could be made by us.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant’s Participants authorized a grant to the Lessee, upon completion of the Program, of the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of December 31, 2011, Registrant had incurred or accrued costs related to the improvement program of $44,605,623 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

(d) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Lessee is approximately $39 per square foot (exclusive of electricity charges and escalation). The asking rates for new leases at the Building range from $30 to $55 per square foot. Secondary Overage Rent may be impacted by Lessee’s ability to negotiate higher average base rent.

(e) Tenant Leases

Lessee operates the Building free from any federal, state or local government restrictions involving rent control or other similar rent regulations that may be imposed upon residential real estate in Manhattan. Any increase or decrease in the amount of rent payable by a tenant is governed by the provisions of the tenant’s lease, or, if a new tenant, by then-existing trends in the rental market for office space.

Item 2.	Properties.

As stated in Item 1 hereof, Registrant owns the building known as 250 West 57th Street (the “Building”), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York. Registrant’s fee title to the Property is encumbered by the First and Second Mortgages and the line of credit which, at December 31, 2011, had unpaid principal balances in the aggregate of $44,935,520. For a description of the terms of the mortgages, see Note 3 of the Notes to the Financial Statements.

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

A majority of the Building’s tenants are engaged in the entertainment business, insurance business, publishing, and the practice of law, accounting and dentistry. In addition, there are several commercial tenants located on the street level of the Building, including a restaurant and several retail stores.

Item 3.	Legal Proceedings.

The Property of Registrant was the subject of the following material litigation:

Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc., commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

Item 4.	Submission of Matters to a Vote of Participants.

No matters were submitted to the Participants during the period covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Security Holder Matters.

Registrant was a joint venture pursuant to an agreement entered into among various individuals dated May 1, 1954. As of November 30, 2001, Registrant is a limited liability company.

Registrant has not issued any common stock. The securities registered by it under the Securities Exchange Act of 1934, as amended, consist of participations in the member interests of the Members in Registrant (each, individually, a “Participation” and, collectively, “Participations”) and are not shares of common stock or their equivalent. The Participations represent each Participant’s fractional share in a Member’s undivided interest in Registrant and are divided approximately equally among the Members. Each unit of the Participations was originally offered at a purchase price of $5,000; fractional units were also offered at proportionate purchase prices. Registrant has not repurchased Participations in the past, and it is not likely to change its policy in the future.

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 45 transfers of Participations during 2011. In two instances, the indicated purchase price was equal to 4.6 times the face amount of the Participation transferred, i.e., $23,000 for a $5,000 Participation. In all other cases, no consideration was indicated.

(b) As of December 31, 2011, there were 629 holders of Participations of record.

(c) During the years ended December 31, 2011 and 2010, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On December 14, 2011 and November 30, 2010, Registrant made additional distributions for each $5,000 Participation of $3,559 and $5,411, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2011 and 2010, in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional fees, annual New York State filing fees and general contingencies. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease (see Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6.

The following table presents selected financial data of the Registrant for each of the five years in the period ended December 31, 2011. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31,
	2011	2010	2009	2008	2007
Basic annual rent income	$3,288,666	$3,271,513	$3,168,449	$2,730,283	$2,554,250

Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	4,350,339	5,081,285	4,780,515	2,957,049	3,281,821
Interest and dividend income	917	772	6,329	80,760	110,986
Miscellaneous income	—	—	—	962	1,200

Total revenue	$8,391,922	$9,105,570	$8,707,293	$6,521,054	$6,700,257

Net income	$3,461,340	$4,666,313	$4,605,666	$2,902,949	$3,224,257

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$4,807	$6,481	$6,397	$4,032	$4,478

Total assets	$44,300,038	$39,715,994	$38,159,841	$36,746,379	$39,174,884

Long-term obligations	$44,935,520	$40,914,878	$41,841,700	$39,672,417	$37,301,770

Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$4,559	$6,411	$6,397	$4,032	$4,478
Return of capital	—	—	412	760	391

Total distributions	$4,559	$6,411	$6,809	$4,792	$4,869

Item 6a.

The following table presents the Registrant’s unaudited operating results for each of the eight fiscal quarters in the period ended December 31, 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Statement of Income Data:
Basic annual rent income	$817,667	$817,836	$818,005	$835,158
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	—	—	4,350,339	—
Interest and dividend income	251	235	214	217

Total revenue	1,005,918	1,006,071	5,356,558	1,023,375

Interest on mortgages	649,023	645,848	642,626	656,341
Supervisory services	30,500	30,500	316,170	31,425
Depreciation of building and tenant improvements	365,504	367,610	379,159	389,941
Amortization of leasing commissions	50,694	46,043	46,247	48,654
Accounting fees	17,500	17,500	57,250	23,250
Professional fees	12,333	13,350	15,145	68,583
Miscellaneous	3,150	—	—	6,235

Total expenses	1,128,704	1,120,851	1,456,597	1,224,429

Net income (loss)	$(122,786)	$(114,780)	$3,899,961	$(201,054)

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$(172)	$(159)	$5,417	$(279)

Item 6a.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Statement of Income Data:
Basic annual rent income	$817,667	$817,836	$818,005	$818,005
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	—	—	5,081,285	—
Interest and dividend income	32	171	271	298

Total revenue	$1,005,699	$1,006,007	$6,087,561	$1,006,303

Interest on mortgages	661,946	658,950	655,911	652,659
Supervisory services	15,000	15,000	463,365	30,500
Depreciation of building and tenant improvements	234,057	235,517	238,236	297,588
Amortization of leasing commissions	52,724	43,833	46,604	41,503
Accounting fees	—	—	—	70,000
Professional fees	—	—	18,165	4,099
Miscellaneous	3,000	600	—	—

Total expenses	966,727	953,900	1,422,281	1,096,349

Net income (loss)	$38,972	$52,107	$4,665,280	$(90,046)

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$54	$72	$6,480	$(125)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements

Readers of this discussion are advised that the discussion should be read in conjunction with the financial statements of Registrant (including related notes thereto) appearing elsewhere in this Annual Report on Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Registrant’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Registrant, and do not relate strictly to historical or current facts. Registrant has tried, wherever possible, to identify these forward-looking statements by using words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate” or words of similar meaning.

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report, have been applied consistently at December 31, 2011 and 2010, and for the years ended December 31, 2011 and 2010. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Primary Overage Rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum (currently $752,000 a year) and is recorded ratably over the 12-month period. Secondary Overage Rent is based on the net profits of the Lessee in each lease year, as defined, and is recorded by Registrant when such amount becomes realizable and earned.

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

The following summarizes the material factors for the current year affecting Registrant’s results of operations:

(a)	Total revenues decreased for the year ended December 31, 2011, as compared with the year ended December 31, 2010. Such decrease was the result of a $730,946 decrease in Secondary Overage Rent received by Registrant mainly attributable to receipt in 2010 of lease cancellation income of $7,900,000 and to an approximate decrease of $4,500,000 in improvement and tenanting costs in 2011 as compared with 2010, an increase of $17,153 in Basic Rent and an increase in dividend income. See Note 4 of the Notes to the Financial Statements.

(b)	Total expenses increased for the year ended December 31, 2011, as compared with the year ended December 31, 2010. Such increase was the result of a decrease in interest expense of $35,627 and increases in depreciation of assets of $496,815, accounting fees of $45,500 and professional fees of $92,932 including an increase in fees to Malkin Holdings for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT See Notes 3 and 5 of the Notes to the Financial Statements.

Subsequent Events

The $21,000,000 loan from Signature Bank was modified effective as of January 24, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.75% and to a reduction in the fixed rate to the greater of (i) 4.75% instead of 6.50%, or (ii) 300 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% instead of 6.50%, or (ii) 300 basis points instead of 325 basis points, above the weekly average yield on U ..S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

Liquidity and Capital Resources

Registrant’s liquidity has not changed significantly at December 31, 2011, as compared to December 31, 2010. An additional $5,000,000 drawn on the Signature Bank loan December 22, 2011 was used for improvements and tenanting costs. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently), and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 36 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand, approximately $15,000,000 available to be drawn on the line of credit from Signature Bank, and rental payments received from the Lessee. Long-term sources of working capital will be provided by rental payments received from the Lessee and, to the extent necessary, from additional capital investment by the members in Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the consolidation, and the solicitation of such consents will not commence until the SEC declares effective the registration statement on Form S-4. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions.

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

Inflation

Inflationary trends in the economy do not directly affect Registrant’s operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Primary and Secondary Overage Rent payable by Lessee, which is based on Lessee’s net operating profit.

Item 8.	Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2011 and 2010, and for each of the two years in the period ended December 31, 2011, and the financial statements of the Lessee as of and for the year ended December 31, 2011, are included in this annual report immediately following Exhibit 101.PRE.

Item 9a.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2011, Registrant’s internal control over financial reporting was effective.

PART III

Item 10.	Members and Executive Officers of the Registrant.

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2011, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual Became an Agent
Peter L. Malkin	78	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1982

Anthony E. Malkin	49	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1998

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

Registrant’s organizational documents do not provide for a board of members or officers. As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings. No remuneration was paid during the fiscal year ended December 31, 2011, by Registrant to any of the Agents as such. Registrant pays Supervisor for supervisory services and disbursements. The basic fee had been payable at the rate of $3,333 per month, since the fiscal year ended September 30, 1980. The basic fee was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2011, was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2011, the Additional Payment was $304,745.

In 2011, Supervisor earned $109,560 from Registrant and $100,287 from Lessee for special supervisory services at hourly rates in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Registrant’s and Lessee’s allocable portion of such fees to be paid directly and not borne indirectly through Secondary Overage Rent deductions.

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

Registrant also pays Supervisor for other services at hourly rates. No remuneration was paid during the year ended December 31, 2011, by Registrant to either of the Members as such.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2011, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2011, the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

(a) As stated in Item 1 hereof, each Member acts as Agent for his respective group of Participants. As a consequence of both Agents holding senior positions at Supervisor (which supervises Registrant and Lessee), certain actual or potential conflicts of interest may arise with respect to the management and administration of the business of Registrant. However, under the respective participating agreements pursuant to which the Members act as Agents for the Participants, certain transactions require the prior consent from Participants owning a specified interest under the Agreements in order for the Agents to act on Participants’ behalf. Such transactions, among others, include modifications and extensions of the Lease or the Mortgage Loans, or a sale or other disposition of the Property or substantially all of Registrant’s other assets.

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

The fees paid or accrued to Ernst & Young LLP and Margolin, Winer & Evens LLP for professional services for the years ended December 31, 2011 and 2010, respectively, were as follows:

Fee Category	2011	2010
Audit Fees	$108,000	$70,000
Tax Fees	7,500	7,500
	$115,500	$77,500

Audit Fees. Consist of fees billed for professional services rendered for the audit of Registrant’s financial statements and review of the interim financial statements included in quarterly reports. The Agents approved payment by Registrant, effective July 1, 2010, of accounting and tax fees. Such expenses were previously paid by Supervisor and, therefore, were not reflected as an expense in Registrant’s financial statements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and preparation of tax returns.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT SERVICES

AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Registrant has no audit committee as such. Registrant’s policy is to pre-approve all audit and permissible non-audit services performed by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. For audit and tax services, the independent auditor provides an engagement letter in advance of the services provided, outlining the scope of the audit and related audit fees. If agreed to by Registrant, this engagement letter is formally accepted by the Supervisor.

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

(a)(1) Financial Statements:

    (2) Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indexes to those financial statements included immediately following Exhibit 101.PRE.

    (3) Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Registrant’s Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant, which was filed as Exhibit 3(b) to Registrant’s Amended Quarterly Report on 10-Q for the period ended September 30, 1998 (file number 000-2666), and is incorporated by reference as an exhibit hereto.

3.3	Registrant’s Memorandum of Agreement among Joint Venturers in 250 West 57th St. Associates, dated June 9, 1953, filed as Exhibit 1 to the Registration Statement, is incorporated by reference as an exhibit hereto.

3.4	Registrant’s Consent and Operating Agreement dated as of November 30, 2001, incorporated by reference to Exhibit 3 (d) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-2666).

3.5	Certificate of Conversion of Registrant to a limited liability company dated November 30, 2001, filed with the New York Secretary of State on December 5, 2001 incorporated by reference to Exhibit 3 (e) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-2666).

3.6	Amendment to Registrant’s Operating Agreement as of July 1, 2010, which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010, and is incorporated by reference as an exhibit hereto.

3.7	Amendment to the Registrant’s Operating Agreement of 250 West 57th St. Associates L.L.C., dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Registrant’s form of Participation Agreement, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10.1	Lease between Registrant and Fisk Building Associates LLC dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

Number	Document

10.2	First Modification Agreement of Lease dated June 12, 1961, between Registrant and Fisk Building Associates L.L.C.

10.3	Second Modification Agreement of Lease dated June 10, 1965, between Registrant and Fisk Building Associates L.L.C.

10.4	Third Modification Agreement of Lease dated May 1, 1975, between Registrant and Fisk Building Associates L.L.C.

10.5	Fourth Lease Modification Agreement dated November 12, 1985, between Registrant and Fisk Building Associates L.L.C.

10.6	Fifth Modification Agreement of Lease dated September 1, 1999, between Registrant and Fisk Building Associates L.L.C.

10.7	Sixth Modification Agreement of Lease dated November 17, 2000, between Registrant and Fisk Building Associates L.L.C.

10.8	Seventh Modification Agreement of Lease dated December 28, 2004, between Registrant and Fisk Building Associates L.L.C.

10.9	Eighth Modification Agreement of Lease dated May 25, 2006, between Registrant and Fisk Building Associates L.L.C.

10.10	Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated September 1, 2005, between Registrant and The Prudential Insurance Company of America

10.11	First Amendment to Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated May 25, 2006, between Registrant and The Prudential Insurance Company of America

10.12	Amended, Restated and Consolidated Mortgage Note dated September 1, 2005, made by Registrant to the order of The Prudential Insurance Company of America

EXHIBIT INDEX

(continued)

Number	Document

10.13	First Amendment to Amended, Restated and Consolidated Mortgage Note dated May 25, 2006, between Registrant and The Prudential Insurance Company of America

10.14	Second Priority Mortgage and Security Agreement dated May 25, 2006 between Registrant and The Prudential Insurance Company of America

10.15	Mortgage Note Secured by Second Priority Mortgage dated May 25, 2006, made by Registrant to the order of The Prudential Insurance Company of America

10.16	Subordinate Mortgage dated October 15, 2009, among Registrant, Signature Bank and Fisk Building Associates L.L.C.

10.17	Subordinate Mortgage Note dated October 15, 2009, made by Registrant to the order of Signature Bank

10.18	Modification of Subordinate Mortgage Note, dated January 24, 2012 between Registrant and Signature Bank

24.1	Power of Attorney dated March 13, 2012 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-K for the year ended December 31, 2011.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

(continued)

Number	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to a Power of Attorney, dated March 13, 2012 (the “Power”) and is supervisor of the accounting functions.

250 West 57th St. Associates L.L.C. (Registrant)

By:	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: April 11, 2012

*	Registrant’s organizational documents do not provide for a Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC. Accordingly, this Form 10-K is being signed by a senior executive and a senior member of the financial/accounting staff of Registrant’s Supervisor in such capacities.

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

250 WEST 57th St. ASSOCIATES L.L.C.

(A Limited Liability Company)

All other schedules are omitted as the information is not required, is not material, or is otherwise provided.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. as of December 31, 2011 and 2010 and the related statements of income, members’ deficiency and cash flows for each of the two years in the period ended December 31, 2011. Our audits also included the financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the years ended December 31, 2011 and 2010, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31,
	2011	2010
Assets
Real Estate at 250-264 West 57th Street, New York, N.Y. :
Building	$4,940,682	$4,940,682
Less: Accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	41,215,430	38,748,700
Less: Accumulated depreciation	(6,334,722)	(6,009,941)

	34,880,708	32,738,759

Tenant improvements	2,702,193	1,097,942
Less: Accumulated depreciation	(548,783)	(59,351)

	2,153,410	1,038,591

Land	2,117,435	2,117,435

Total real estate, net	39,151,553	35,894,785

Cash and cash equivalents:
Cash in banks	402,600	321,716
Fidelity U.S. treasury income portfolio	1,922,424	1,191,436

Total cash and cash equivalents	2,325,024	1,513,152

Due from Supervisor	60,000	60,000

Deferred costs	1,003,519	192,400

Leasing commissions, less accumulated amortization of $740,183 in 2011 and $1,011,122 in 2010	795,274	773,944

Mortgage refinancing costs, less accumulated amortization of $1,263,152 in 2011 and $946,107 in 2010	964,668	1,281,713

Total assets	$44,300,038	$39,715,994

Liabilities and members’ deficiency
Liabilities:
Mortgage payable	$44,935,520	$40,914,878
Accrued mortgage interest	201,523	188,882
Payable to Lessee, a related party	3,576,129	3,245,027
Accrued supervisory fees, a related party	20,000	31,000
Accrued expenses	55,901	157,323
Due to Supervisor	153,445	—

Total liabilities	48,942,518	44,537,110
Commitments and contingencies	—	—
Members’ deficiency	(4,642,480)	(4,821,116)

Total liabilities and members’ deficiency	$44,300,038	$39,715,994

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Years Ended December 31
	2011	2010
Revenue:
Rent income, from a related party	$8,391,005	$9,104,798
Interest and dividend income	917	772

Total revenue	8,391,922	9,105,570

Expenses:
Interest on mortgages	2,593,839	2,629,466
Supervisory services, to a related party	408,596	523,865
Depreciation of building and tenant improvements	1,502,213	1,005,398
Amortization of leasing commissions	191,639	184,664
Accounting fees	115,500	70,000
Professional fees	109,560	22,264
Miscellaneous	9,235	3,600

Total expenses	4,930,582	4,439,257

Net income	$3,461,340	$4,666,313

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$4,807	$6,481

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’	Share of		Members’
	Deficiency	Net Income		Deficiency
	January 1, 2011	for Year	Distributions	December 31, 2011
Year ended December 31, 2011:

Anthony E. Malkin Joint Venture #1	$(482,112)	$346,134	$(328,271)	$(464,249)

Anthony E. Malkin Joint Venture #2	(482,112)	346,134	(328,271)	(464,249)

Anthony E. Malkin Joint Venture #3	(482,110)	346,134	(328,271)	(464,247)

Anthony E. Malkin Joint Venture #4	(482,111)	346,134	(328,271)	(464,248)

Peter L. Malkin Joint Venture #1	(482,110)	346,134	(328,270)	(464,246)

Peter L. Malkin Joint Venture #2	(482,110)	346,134	(328,270)	(464,246)

Peter L. Malkin Joint Venture #3	(482,112)	346,134	(328,270)	(464,248)

Peter L. Malkin Joint Venture #4	(482,113)	346,134	(328,270)	(464,249)

Peter L. Malkin Joint Venture #5	(482,112)	346,134	(328,270)	(464,248)

Peter L. Malkin Joint Venture #6	(482,114)	346,134	(328,270)	(464,250)

TOTALS	$(4,821,116)	$3,461,340	$(3,282,704)	$(4,642,480)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

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

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010
Cash flows from operating activities:
Net income	$3,461,340	$4,666,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements	1,502,213	1,005,398
Amortization of leasing commissions	191,639	184,664
Amortization of mortgage refinancing costs	317,045	317,042
Changes in operating assets and liabilities:
Change in accrued mortgage interest	12,642	(4,267)
Change in accrued supervisory fees, related party	(11,000)	31,000
Change in accrued expenses	(101,424)	157,164
Change in due to Supervisor	153,445	—

Net cash provided by operating activities	5,525,900	6,357,314

Cash flows from investing activities:
Purchase of building and tenant improvements	(4,623,863)	(940,630)
Increase in payable to Lessee	(16,985)	62,456

Net cash used in investing activities	(4,640,848)	(1,003,086)

Cash flows from financing activities:
Proceeds from mortgages payable	5,000,000	—
Repayment of mortgages payable	(979,358)	(926,822)
Change in deferred costs	(811,118)	(192,400)
Distributions to participants	(3,282,704)	(4,615,783)

Net cash used in financing activities	(73,180)	(5,735,005)

Net increase (decrease) in cash and cash equivalents	811,872	(380,777)
Cash and cash equivalents, beginning of year	1,513,152	1,893,929

Cash and cash equivalents, end of year	$2,325,024	$1,513,152

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,264,153	$2,316,690

Net cash used in investing activities excludes increases of $314,117 and $2,186,092 in payable to Lessee for the years ended December 31, 2011 and 2010, respectively.

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

1.	Business Activity

250 West 57th St. Associates L.L.C. (“Associates”) is a New York limited liability company owning commercial property at 250 West 57th Street, New York, N.Y. The property is leased (the “Lease”) to Fisk Building Associates L.L.C. (the “Lessee”).

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

Land, building, building and tenant improvements are stated at cost. Building improvements are depreciated on the straight-line basis over their estimated useful life of 39 years. The tenant improvements are being depreciated over the terms of the individual tenant leases or the estimated useful life if shorter.

In connection with the building improvement program, which began in 1999 (Note 11), costs totaling $44,605,623 and $39,846,642 have been incurred through December 31, 2011 and 2010, respectively, for building and tenant improvements ($4,758,981 for 2011 and $3,029,299 for 2010).

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (continued)

d.	Mortgage Refinancing Costs, Leasing Commissions and Amortization:

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

Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Associates records basic rental income as earned ratably on a monthly basis. Primary overage rent represents the operating profit, as defined, of the Lessee for the previous lease year ending September 30 up to a specified maximum amount and is recorded ratably over the 12-month period. Secondary overage rent is based on the net profits of the Lessee in each lease year and is recorded by Associates when such amounts become realizable and earned.

f.	Valuation of Long-Lived Assets:

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded in the years ended December 31, 2011 and 2010.

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

Taxable years ended December 31, 2008, 2009, 2010, and 2011 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2011 and 2010, the reported amounts of Associates’ aggregate net assets exceeded their tax bases by approximately $1,854,000 and $1,800,000, respectively.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

2.	Summary of Significant Accounting Policies (continued)

h.	Offering Costs

External offering costs of $811,119 and $192,400 were incurred for the years ended December 31, 2011 and 2010, respectively, and are reflected as deferred costs on Associates’ consolidated balance sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. Additional offering costs for work done by employees of the Supervisor of $109,560 and $22,052 for the years ended December 31, 2011 and 2010, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the consolidation.

i.	New Accounting Pronouncements:

In May 2011 the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance will be effective for us beginning with the first interim period in 2012. In accordance with the guidance, we will be required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. Associates does not have any financial instruments that would be materially impacted by this standard as of December 31, 2011.

3.	Mortgages Payable

On December 29, 2004, a first Mortgage (the “First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum till January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $27,220,488 at December 31, 2011 and $27,958,705 at December 31, 2010. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

3.	Mortgages Payable (continued)

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Associates is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage is $11,780,416 at December 31, 2011 and $12,021,557 at December 31, 2010. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Associates closed on a $21,000,000 line of credit (the “Line of Credit”) from Signature Bank secured by a mortgage on the property, subordinate to the existing First Mortgage and Second Mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing, $934,616 was drawn and the balance of the line of credit is $5,934,616 at December 31, 2011. The new loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the new loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Associates elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term. Associates has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Associates then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The following is a schedule of principal payments on the mortgages in each of the four years subsequent to December 31, 2011, and thereafter:

Year ending December 31,
2012	$1,034,859
2013	1,093,545
2014	1,155,574
2015	41,651,542

Total	$44,935,520

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

3.	Mortgages Payable (continued)

The real estate and all sublease rents are pledged as collateral for the First and Second Mortgage and the Line of Credit.

The estimated fair value of Associates’ mortgage payable, based on the available market information, was approximately $47,991,102 and $42,430,298 at December 31, 2011 and 2010, respectively. The fair values of our mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

4.	Related-Party Transactions—Rent Income

All rent income is received by Associates from the Lessee, a related party.

Associates does not operate the property (Note 1). Associates leases the property to Fisk Building Associates L.L.C. (the Lessee) under a long-term net operating lease dated May 1, 1954. In 1985, the Participants in Associates consented to the Associates’ Agents granting Lessee four options to extend the Lease, in each case for an additional 25-year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of Associates, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053. The Participants in Associates have consented to the granting of options to the Lessee to extend the lease for two additional 25-year renewal terms expiring in 2103. Under the Lease, effective May 1, 1975, between Associates and Lessee, basic annual rent (“Basic Rent”) was equal to mortgage principal and interest payments plus $28,000 for partial payment to Malkin Holdings LLC for supervisory services. The lease modification dated November 17, 2000, and as further modified, between Associates and Lessee provides that Basic Rent will be equal to the sum of $28,000 plus the installment payments for interest and amortization (not including any balloon payment due at maturity) currently payable on all mortgages.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

4.	Related Party Transactions—Rent Income (continued)

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Associates to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at December 31, 2011, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

Lessee is also required to make an annual payment to Associates of secondary overage rent (“Secondary Overage Rent”) subsequent to September 30 of the amount representing 50% of the excess of the net operating profit of the Lessee for the lease year ending September 30 over the Primary Overage Rent of $752,000, less the amount representing interest earned and retained by Associates on funds borrowed for the building improvement program described in Note 8. Associates recognizes Secondary Overage Rent when earned from the Lessee, at the close of the lease year ending September 30. Since it is not practical to estimate Secondary Overage Rent for the lease year ending on September 30, which would be allocable to the first nine months of the lease year until the Lessee, pursuant to the Lease, renders to Associates a report on the operation of the property. Associates recognizes Secondary Overage Rent when it is realized and earned from the Lessee at the close of the lease year ending September 30.

Rent income was comprised as follows:

	Year ended December 31,
	2011	2010
Basic annual rent	$3,288,666	$3,271,513

Primary Overage rent	752,000	752,000
Secondary Overage rent	4,350,339	5,081,285

Total Overage rent	5,102,339	5,833,285

Rent income	$8,391,005	$9,104,798

Secondary Overage Rent represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 and $10,915,299 in 2011 and 2010, respectively, over $752,000 in each year, less $111 and $363 in 2011 and 2010, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

As a result of Associates, revenue recognition policy, rental income for the years ending December 31 includes basic rent and the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Lessee may surrender the Lease at the end of any month, upon 60 days prior written notice; the liability of the Lessee will end on the effective date of such surrender.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

4.	Related Party Transactions—Rent Income (concluded)

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year Ending December 31,
2012	$3,270,000
2013	3,270,000
2014	3,270,000
2015	28,000	*
Thereafter	350,000	*

	$10,188,000

*	Associates intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

Real estate taxes incurred directly by the Lessee for the years ended December 31, 2011 and 2010 totaled $4,156,415 and $3,945,185, respectively.

5.	Related Party Transactions - Supervisory and Other Services

Supervisory and other services are provided to Associates by Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee had been payable at the rate of $3,333 per month, since the fiscal year ended September 30, 1980. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. Fees for supervisory services were $408,596 and $523,865 for 2011 and 2010, respectively. For the years ended December 31, 2011 and 2010, Malkin Holdings earned $109,560 and $22,052, respectively, for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through additional rent deductions. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $304,745 and $452,865 for 2011 and 2010, respectively.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

5.	Related Party Transactions - Supervisory and Other Services (concluded)

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $102,000 effective January 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. For the years ended December 31, 2011 and 2010, Malkin Holdings received $87,776 and $104,230, respectively, from the Lessee in other service fees. Malkin Holdings receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $412,960 and $362,955 for the years ended December 31, 2011 and 2010, respectively.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third-party payments (which totaled $407,529 and $349,311 to Malkin Holdings and such Malkin family members in 2011 and 2010, respectively) do not impose any obligation upon Lessee or affect its assets and liabilities.

6.	Number of Participants

There were 629 and 622 participants in the various joint ventures as of December 31, 2011 and 2010, respectively.

7.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

8.	Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2011 and 2010, based on 720 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2011	2010
Income	$4,559	$6,411
Return of capital	—	—

Total distributions	$4,559	$6,411

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	Concentration of Credit Risk

Associates maintains cash and cash equivalents in two banks and a money market fund (Fidelity U.S. Treasury Income Portfolio). The Federal Deposit Insurance Corporation insures each interest bearing account up to $250,000 and fully insures non-interest bearing accounts through December 31, 2012. At December 31, 2011 and 2010, the bank accounts are fully insured. Funds in the money market fund were not insured at December 31, 2011 and 2010. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds ($60,000 at December 31, 2011 and 2010) were paid to the participants on January 1, 2012 and 2011, respectively.

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

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

10.	Contingencies (concluded)

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

11.	Building Improvement Program and Agreement to Extend Lease

In 1999, the Participants of Associates and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates’ Participants authorized a grant to the Lessee, upon completion of the Program, of the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Associates of the improvements made. The Participants in Associates and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of December 31, 2011, Associates had incurred or accrued costs related to the Program of $44,605,623 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

The Lessee is financing the Program and billing Associates for the costs incurred. The Program (1) grants the ownership of the improvements to Associates and acknowledges its intention to finance them through an increase in the mortgage (Note 3), and (4) allows for the increased mortgage charges to be paid by Associates from an equivalent increase in the basic rent paid by the Lessee to Associates. Since any Secondary Overage Rent will be decreased by one-half of that amount, the net effect of the lease modification is to have Associates and the Lessee share the costs of the Program equally, assuming Secondary Overage Rent continues to be earned.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(Continued)

12.	Subsequent Events

The $21,000,000 loan from Signature Bank was modified effective as of January 24, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.75% and to a reduction in the fixed rate to the greater of (i) 4.75% instead of 6.50%, or (ii) 300 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% instead of 6.50%, or (ii) 300 basis points instead of 325 basis points, above the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2011		December 31, 2010
A	Description
	Office building and land located at 250-264 West 57th Street, New York, New York, known as the “Fisk Building”.
B	Encumbrances
	Prudential Insurance Company of America and Signature Bank at December 31		$44,935,520		$40,914,878

C	Initial cost to company
	Land		$2,117,435		$2,117,435

	Building		$4,940,682		$4,940,682

D	Cost capitalized subsequent to acquisition
	Building improvements (net of $249,791 written off in 2003)		$44,605,623		$39,846,642

	Carrying costs	$	None	$	None

E	Gross amount at which carried at close of period
	Land		$2,117,435		$2,117,435

	Building, building and tenant improvements		49,546,305		44,787,324

	Total	$	(a) 51,663,740	$	(a) 46,904,759

F	Accumulated depreciation
	(net of $249,791 written off in 2003)	$	(b) 12,512,188	$	(b) 11,009,975

G	Date of construction		1921		1921
H	Date acquired		September 30, 1953		September 30, 1953
I	Life on which depreciation in latest income statements is computed		39 years		39 years
(a)	Gross amount of real estate
	Balance at January 1		$46,904,759		$43,875,409
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):		4,758,981		3,029,350

	Balance at December 31		51,663,740		$46,904,759

	The aggregate cost of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was $46,904,759.
(b)	Accumulated depreciation
	Balance at January 1		$11,009,975		$10,004,577
	Depreciation		1,502,213		1,005,398

	Balance at December 31		$12,512,188		$11,009,975

FISK BUILDING ASSOCIATES

L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2011 and 2010

FISK BUILDING ASSOCIATES L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fisk Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. as of December 31, 2011 and 2010, and the related statements of income, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

April 11, 2012

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,	2011	2010
ASSETS
Property - at cost
Leasehold	$100,000	$100,000
Leasehold improvements	7,514,498	7,514,498
Subtenant improvements	4,676,212	6,900,441

	12,290,710	14,514,939
Less accumulated depreciation and amortization	3,836,485	4,964,762

Net Property	8,454,225	9,550,177
Other Assets:
Cash and cash equivalents	4,615,440	6,010,023
Restricted cash—tenants’ security deposits	1,931,803	1,890,368
Restricted cash—tenants’ escrow deposits	—	769,099
Restricted cash—managing agent	1,068,592	310,430
Rent receivable—net	337,791	505,552
Unbilled rent receivable—net	4,849,800	5,469,653
Due from Lessor	3,593,117	3,245,027
Due from Supervisor	55,556	55,556
Prepaid expenses and other assets	2,204,151	2,025,897
Deferred charges and other deferred costs, net of accumulated amortization	3,235,086	2,916,941

Total Assets	$30,345,561	$32,748,723

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,322,379	$1,938,960
Accrued overage rent due Lessor	1,190,368	1,056,880
Tenants’ security deposits payable	1,931,803	1,890,368
Deferred income	655,846	714,107

Total Liabilities	5,100,396	5,600,315
Commitments and Contingencies	—	—
Members’ Equity	25,245,165	27,148,408

Total Liabilities and Members’ Equity	$30,345,561	$32,748,723

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,	2011	2010
Revenue:
Minimum rental revenue	$20,120,689	$17,003,753
Escalations and expense reimbursements	4,885,037	5,258,166
Other income	75,968	7,881,570

Total Revenue	25,081,694	30,143,489

Operating Expenses:
Basic rent expense	3,288,665	3,271,513
Primary overage rent	752,000	752,000
Secondary overage rent	4,483,827	4,941,333
Real estate taxes	4,156,415	3,945,185
Payroll and related costs	3,167,230	3,249,731
Repairs and maintenance	1,248,217	1,276,682
Electricity	1,620,873	1,869,884
Utilities	438,452	355,602
Management fee	284,334	289,565
Supervisory and other fees	516,887	465,296
Professional fees	606,002	942,751
Insurance	198,197	231,902
Advertising	242,466	220,249
Administrative	203,470	243,570
Depreciation	919,983	961,647
Amortization	436,763	1,179,042
Bad debts, net	607,194	877,407

Total Operating Expenses	23,170,975	25,073,359

Operating Income	1,910,719	5,070,130
Interest Income	2,703	3,411

Net Income	$1,913,422	$5,073,541

The accompanying notes are an integral part of these statements.

3

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,	2011	2010
Members’ Equity - beginning of year	$27,148,408	$25,441,534
Net Income	1,913,422	5,073,541
Distributions	(3,816,665)	(3,366,667)

Members’ Equity - end of year	$25,245,165	$27,148,408

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2011	2010
Cash Flows from Operating Activities:
Net income	$1,913,422	$5,073,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	919,983	961,647
Amortization	436,763	1,179,042
Bad debts—net	607,194	877,407
Net change in operating assets and liabilities:
Rent receivable	(439,433)	(282,965)
Unbilled rent receivable	619,853	1,747,122
Restricted cash—managing agent	(758,162)	611,440
Prepaid expenses and other assets	(178,254)	(12,041)
Deferred charges—leasing commissions	(261,711)	(812,063)
Accounts payable and accrued liabilities	339,781	479,592
Accrued overage rent due Lessor	133,488	(139,956)
Deferred income	(58,261)	12,104

Net Cash Provided by Operating Activities	3,274,663	9,694,870

Cash Flows from Investing Activities:
Property additions	(859,045)	(2,788,505)
Due from Lessor	(348,090)	(2,311,055)
Restricted tenants’ escrow deposits—net	769,099	(769,099)

Net Cash Used in Investing Activities	(438,036)	(5,868,659)

Cash Flows from Financing Activities:
Members’ distributions	(3,816,665)	(3,366,667)
Other deferred costs	(414,545)	(192,400)

Net Cash Used in Financing Activities	(4,231,210)	(3,559,067)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,394,583)	267,144
Cash and Cash Equivalents—beginning of year	6,010,023	5,742,879

Cash and Cash Equivalents—end of year	$4,615,440	$6,010,023

Net cash used in investing activities (includes) excludes changes in accounts payable and accrued liabilities of $(1,035,000) and $1,035,000, for the years ended December 31, 2011 and 2010, respectively.

Net cash used in financing activities excludes increases of $325,867 and $18,043 in accounts payable and accrued liabilities for the years ended December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business

The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 543,000 square foot office building situated at 250 West 57th Street, New York, New York (the “Property” or “Fisk Building”). At December 31, 2011, the Property is approximately 82% occupied. On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the “Company”). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on May 1, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2.	Summary of Significant Accounting Policies

Revenue recognition — Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets. Subleases generally contain provisions under which tenants reimburse the Company for increases in the consumer price index, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $527,000 and $253,039 at December 31, 2011 and 2010, respectively. Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $313,000 and $292,000 at December 31, 2011 and 2010, respectively.

Bad debt expense is shown net of recoveries.

Cash and cash equivalents — The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

At times the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property — The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2011 and 2010.

Depreciation and amortization — Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements. Subtenant improvements and leasing commissions are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized.

Sales tax — Sales tax collected by the Company from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses.

Income taxes — The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising — The Company expenses advertising costs as incurred.

Environmental costs — The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive. Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

Other items subject to such estimates and assumptions include the determination of the useful life of real estate and other long-term assets as well as the valuation and impairment analysis of real property and other long-lived assets.

The real estate industry has historically been cyclical and sensitive to changes in economic conditions such as interest rates, credit availability and unemployment levels. Changes in these economic conditions could affect the assumptions used by management in preparing the accompanying financial statements.

Recently adopted accounting pronouncements — In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends ASC 820 and requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, did not result in additional disclosures in our financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

New accounting pronouncements not yet adopted — In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance, the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For non-public companies, ASU No. 2011-04 is effective for annual periods beginning on or after December 15, 2012. The adoption of this update on January 1, 2012 is not expected to have a material impact on our financial statements.

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. The Company is evaluating the disclosures required under the ASU. For non-public companies this ASU is effective for annual periods for fiscal years ending after December 31, 2012.

Subsequent events — The Company has evaluated events and transactions for potential recognition or disclosure through April 11, 2012, the date the financial statements were available to be issued.

3.	Members’ Equity

Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

4.	Deferred Charges

Deferred charges consist of the following as of December 31, 2011 and 2010:

	2011	2010
Leasing commissions	$3,815,275	$2,856,401
Other deferred costs	932,812	192,000

	4,748,087	3,048,401
Less accumulated amortization	1,513,001	131,460

Total	$3,235,086	$2,916,941

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

5.	Related Party Transactions

The Company (the “Lessee”) entered into a lease agreement with 250 West 57th St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2053. The participants in Lessor have consented to the granting of options to the Lessee to extend the lease for two additional 25 year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee’s compliance with the terms of such consents. There is no change in the terms of the lease during the renewal periods. The Lessee may terminate the lease on 60 days prior written notice without any further liability.

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

Overage rent expense is recognized prior to the end of the lease year based on net operating income earned to date provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay overage rent. In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of overage rent, any previously recorded overage rent would be reversed into income. As of December 31, 2011 and 2010 the accrued secondary overage rent due Lessor was $1,190,368 and $1,056,880, respectively.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103. In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the “First Mortgage”), of which $15,500,000 was used to repay the then existing first mortgage. The balance was used to complete the then currently estimated costs for existing and additional improvements, including subtenant installation and leasing commissions. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. In 2006, the Lessor and Lessee approved increased refinancing of up to $63,900,000. On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the “Second Mortgage”), which was used to finance capital improvements as needed. On October 15, 2009, Lessor closed on a $21,000,000 line of credit (the “Line of Credit”), of which $934,616 was drawn at closing. On December 22, 2011, the Lessor drew down an additional $5,000,000. The Line of Credit is secured by a mortgage, which is subordinate to the First and Second Mortgages, which will be used to finance capital improvements as needed.

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

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The Lessor’s Line of Credit in the amount of $21,000,000 is scheduled to mature on January 5, 2015. The Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 6.5% per annum unless the Lessor elects to fix the rate (as defined) and requires payments of interest only. On January 24, 2012, the Lessor entered into a modification agreement on the Line of Credit. Effective January 24, 2012 the Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 4.75% per annum. Should the Lessor elect to fix the interest rate, the modification allows the Lessor to elect prepayment without any prepayment fees (as defined).

In connection with the Mortgage loans, the Company has assigned all subleases and rents to the lenders as additional collateral.

The following is a schedule of future minimum rental payments annual base rent as of December 31, 2011 (based on the current amount of the Lessor’s outstanding mortgage obligations and assuming the Company does not surrender the lease):

Years ending December 31,
2012	$3,270,000
2013	3,270,000
2014	3,270,000
2015	28,000	*
2016	28,000	*
Thereafter	1,034,000	*

	$10,900,000

*	The Lessor intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

As of December 31, 2011 and 2010, the Lessor had incurred costs related to the Program of approximately $44,600,000 and $40,000,000, respectively, and estimates that costs upon completion will be approximately $82,300,000. The Lessor has funded and capitalized leasing commissions totaling $1,998,034 and $1,785,066 as of December 31, 2011 and 2010, respectively. The balance of the costs of the Program will be financed by the additional $21,000,000 previously approved loan that closed on October 15, 2009 and the Company’s operating cash flow.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Due from Lessor at each respective year-end represents leasehold improvement and leasing costs advanced by the Lessee to be reimbursed by Lessor from remaining refinancing proceeds when funds are required.

Supervisory and other services are provided to the Company by its Supervisor, Malkin Holdings LLC (“Malkin Holdings”), a related party. Beneficial interests in the Company are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Fees and payments to Malkin Holdings for the years ended December 31, 2011 and 2010 are as follows:

	2011		2010
Basic supervisory fees	$103,663		$102,000
Offering costs for work done by employees of the Supervisor	100,287	*	22,052	*
Service fee on investment income	264		341
Profits interest	412,960		362,955

Total	$617,174		$487,348

*	Included in professional fees in the Statements of Income.

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year. For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member. Distributions in respect of Malkin Holdings’ profits interest totaled $412,960 and $362,955 for the years ended December 31, 2011 and 2010, respectively. In addition, other fees and disbursements to Malkin Holdings were $111,470 and $103,889 for the years ended December 31, 2011 and 2010, respectively.

Distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheets as “Due from Supervisor.”

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $264 and $341 for the years ended December 31, 2011 and 2010, respectively.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Through December 31, 2011, the Company has incurred an aggregate of $932,812 (of which $740,412 and $192,400 is related to the years ended December 31, 2011 and 2010, respectively) to reimburse Malkin Holdings for third-party fees it had advanced pertaining to certain matters regarding a course of action that could result in the Company becoming part of a newly formed public real estate investment trust (REIT). Such fees are to be borne entirely by the Company and are not shared indirectly with the Lessor through Overage Rent deductions. These fees were capitalized by the Company and included as part of deferred charges and other deferred costs.

Malkin Holdings also serves as supervisor for the Lessor and receives from the Lessor a basic annual fee and a payment based on distributions to its investors which totaled $304,745 in 2011 and $452,865 in 2010. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

6.	Rental Income Under Operating Subleases

Future minimum rentals to be received, assuming neither renewals nor extensions of subleases which may expire during the periods, on noncancelable operating subleases in effect at December 31, 2011 are as follows:

Years ending December 31,
2012	$17,900,000
2013	16,300,000
2014	14,000,000
2015	11,300,000
2016	9,400,000
Thereafter	23,800,000

$92,700,000

Approximately 35% of future minimum rental income is due from two tenants in the retail industry. For the years ended December 31, 2011, these two tenants represent approximately 17% of rental income.

In connection with a sublease entered into during 2010, the Company was required to escrow funds for the Company’s contribution for improvement work to be performed. These funds were disbursed as the work was completed (as defined).

In connection with the early termination of a lease, the Company received a lease termination fee of approximately $7,900,000 which is included in other income for the year ended December 31, 2010. In connection with the transaction, the Company wrote-off unbilled rents receivable of approximately $1,560,000 (recorded as a reduction of minimum rental income) and unamortized leasing commissions of approximately $420,000 (included in amortization expense).

7.	Management Fee

The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits). For the years ended December 31, 2011 and 2010, the management fee totaled $284,334 and $289,565, respectively.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

A portion of the Company’s cash is held in accounts in the custody of the managing agent. These amounts are included in the accompanying balance sheets as “Restricted cash — managing agent.”

8.	Multiemployer Pension Plan

In connection with the Company’s collective-bargaining agreements with the Service Employees Janitorial Union — Local 32B-32J and the Central Pension Fund — Local 94, the Company participates with other companies in two defined benefit pension plans. The plans cover all of the Company’s janitorial and engineering employees who are members of the union. These plans are not administered by the Company and contributions are determined in accordance with provisions of negotiated labor contracts. The Company incurred pension expense (which is included in payroll and related costs) of approximately $156,000 and $162,000 for the years ended December 31, 2011 and 2010, respectively.

Under the Employee Retirement Income Security Act of 1974, as amended by the Multiemployer Pension Plan Amendments Act of 1980, an employer is liable upon withdrawal from or termination of a multiemployer plan for its proportionate share of the plan’s unfunded vested benefits liability. Management has no intention of undertaking any action which could subject the Company to the obligation.

9.	Subsequent Events

Five putative class actions have been brought by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants intend to consent to consolidation, and have no position with respect to appointment of co-lead counsel.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

