Form 10-Q
period 2012-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2012-05-18
CIK 100412

250 West 57th St. Associates

March 31, 2012

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	42,191,592	41,215,430
Less: accumulated depreciation	(6,604,397)	(6,334,722)

	35,587,195	34,880,708

Tenant improvements	2,702,193	2,702,193
Less: accumulated depreciation	(679,618)	(548,783)

	2,022,575	2,153,410

Land	2,117,435	2,117,435

Total real estate, net	39,727,205	39,151,553

Cash and cash equivalents	1,971,287	2,325,024
Due from Supervisor	60,000	60,000
Deferred costs	1,140,470	1,003,519
Other receivable	16,162	—
Leasing costs, less accumulated amortization of $794,464 in 2012 and $740,183 in 2011	1,471,800	795,274
Mortgage refinancing costs, less accumulated amortization of $1,342,413 in 2012 and $1,263,152 in 2011	885,407	964,668

Total assets	$45,272,331	$44,300,038

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$44,682,124	$44,935,520
Accrued mortgage interest	199,691	201,523
Payable to Lessee, a related party	5,300,082	3,576,129
Accrued supervisory fees, a related party	—	20,000
Accrued expenses	7,330	55,901
Due to supervisor	78,087	153,445

Total liabilities	50,267,314	48,942,518
Commitments and contingencies	—	—
Members’ deficiency (at March 31, 2012 and December 31, 2011, there were 720 units (at $5,000 per unit) of participation units outstanding)	(4,994,983)	(4,642,480)

Total liability and members’ deficiency	$45,272,331	$44,300,038

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Basic minimum annual rent, from a related party	$866,236	$817,667
Advance of primary overage rent, from a related party	188,000	188,000

Total rent income	1,054,236	1,005,667
Dividend and interest income	185	251

Total revenue	1,054,421	1,005,918

Expenses:
Interest on mortgages	683,934	649,123
Supervisory services, to a related party	31,425	30,500
Depreciation of building and tenant improvements	400,510	365,504
Amortization of leasing costs	54,281	50,694
Professional fees	53,774	29,833
Miscellaneous	3,000	3,150

Total expenses	1,226,924	1,128,804

Net Loss	($172,503)	($122,886)

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during the period	($239.59)	($170.68)

Distributions per $5,000 participation unit consisted of the following:
Income	$-0-	$-0-
Return of capital	250.00	250.00

Total distributions	$250.00	$250.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Members’ deficiency:
January 1, 2012	$(4,642,480)
January 1, 2011		$(4,821,116)
Add, net income (loss):
January 1, 2012 through March 31, 2012	(172,503)
January 1, 2011 through December 31, 2011		3,461,340

	(4,814,983)	(1,359,776)

Less, distributions:
Distributions January 1, 2012 through March 31, 2012	180,000
Distributions January 1, 2011 through December 31, 2011		720,000
Distribution, December 14, 2011		2,562,704

	180,000	3,282,704

Members’ deficiency at the end of the period	$(4,994,983)	$(4,642,480)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011
Cash flows from operating activities:
Net loss	($172,503)	($122,886)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements	400,510	365,504
Amortization of leasing costs	54,281	50,694
Amortization of mortgage refinancing costs	79,261	80,937
Changes in operating assets and liabilities:
Other receivable	(16,162)	(25,731)
Leasing costs paid	—	(86,631)
Change in due to Supervisor	(15,926)
Change in accrued mortgage interest	(1,832)	(838)
Change in accrued supervisory fees, a related party	(20,000)	(15,500)
Change in accrued expenses and other liabilities	(48,571)	(32,071)

Net cash provided by operating activities	259,058	213,478

Cash flows from investing activities:
Purchase of building and tenant improvements	—	(1,444,584)
Increase in payable to Lessee	16,984	1,531,214

Net cash provided by investing activities	16,984	86,630

Cash flows from financing activities:
Repayment of mortgages payable	(253,396)	(241,644)
Change in deferred costs	(196,383)	(59,721)
Distributions to Participants	(180,000)	(180,000)

Net cash used in financing activities	(629,779)	(481,365)

Net decrease in cash and cash equivalents	(353,737)	(181,257)
Cash and cash equivalents, beginning of period	2,325,024	1,513,152

Cash and cash equivalents, end of period	$1,971,287	1,331,895

Supplemental disclosure of cash flow information:
Cash paid for interest	$606,505	$569,025

Net cash used in investing activities excludes the increase of $976,162 in payable to Lessee for the period ended March 31, 2012.
Net cash used in financing activities excludes a decrease of $59,432 in Due to Supervisor for the period ended March 31, 2012.

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

Note B Organization

Registrant is a New York limited liability company which was organized as a joint venture on May 25, 1953. On September 30, 1953, Registrant acquired fee title to the building known as 250 West 57th Street (the “Building”), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York (collectively, the “Property”). On November 30, 2001, Registrant converted to a limited liability company under New York law and is now known as 250 West 57th St. Associates L.L.C. The conversion did not change any aspect of the assets and operations of Registrant other than to protect its Participants from future liability to a third party. Registrant’s members (“Members”) are Peter L. Malkin and Anthony E. Malkin (collectively, the “Agents”), each of whom also acts as an agent for holders of participations (“Participations”) in their respective member interests in Registrant (the “Participants”). The Members in Registrant hold senior positions at Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), One Grand Central Place, 60 East 42nd Street, New York, New York, which provides supervisory and other services to Registrant and Lessee. See Note E below.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at March 31, 2012, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income, earned from a related party, was $1,054,236 and $1,005,667 for the quarter ended March 31, 2012 and 2011, respectively.

For the lease year ended September 30, 2011, Lessee reported net operating profit of $9,452,901 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2011 and Secondary Overage Rent of $4,350,339 subsequent to September 30, 2011. The Secondary Overage Rent of $4,350,339 represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 over $752,000, less $111 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2011 of $4,350,339 plus $111 of interest income was available for distribution by the Registrant to the Participants. After deducting $1,500,000 for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT, (ii) the increase in the supervisory fee to the Supervisor, (iii) accounting fees, (iv) general contingencies, (v) the Additional Payment to Supervisor of $284,745 (Item 11), and (vi) the annual New York State filing fees of $3,000, the balance of $2,562,705 was distributed by Registrant to the Participants on December 14, 2011.

As a result of its revenue recognition policy, rental income for the year ending December 31 includes the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $27,029,718 at March 31, 2012. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25- year amortization schedule. The balance of the Second Mortgage is $11,717,791 at March 31, 2012. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing $934,616 was drawn, and an additional $5,000,000 used for improvements and tenanting costs was drawn on December 22, 2011. The balance of the line of credit was $5,934,616 at March 31, 2012. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 10, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% instead of 6.50%, or (ii) 300 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% instead of 6.75%, or (ii) 300 basis points instead of 325 basis points, above the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $46,895,814 as of March 31, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of March 31, 2012, Registrant had incurred or accrued costs related to the improvement program of $45,581,785 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $5,300,082 (of which $730,807 relate to unpaid leasing costs) and $3,576,129 as of March 31, 2012 and December 31, 2011, respectively.

Note E Supervisory Services

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $102,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2012 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Accrued supervisory fees, to a related party, were $0 and $20,000 at March 31, 2012 and December 31, 2011, respectively.

Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $31,425 and $30,500 for the three-month periods ended March 31, 2012 and 2011, respectively. No remuneration was paid during the three-month periods ended March 31, 2012 and 2011 by Registrant to either of the Members.

Reference is made to Note C above for a description of the terms of the Lease between Registrant and Lessee. The respective interest, if any, of the Members in Registrant and in Lessee arise solely from ownership of Participations in Registrant and of Member interests or participations in Lessee. The Members as such receive no extra or special benefit not shared on a pro rata basis with all other Participants in Registrant or members in Lessee. However, all of the Members hold senior positions at Supervisor (which supervises Registrant and Lessee) and, by reason of their interest in Supervisor, may receive income attributable to supervisory or other remuneration paid to Supervisor.

Note F Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

Note G Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from supervisor, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to lessee, a related party, due to supervisor, and accrued expenses: The carrying amount of cash and cash equivalents, due from supervisor, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to lessee, a related party, due to supervisor, and accrued expenses reported in our Condensed Balance Sheets approximates fair value due to the short maturity of these instruments.

Mortgages payable: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 — Quoted prices in active markets for identical instruments.

Level 2 — Valuations based principally on other observable market parameters, including:

Quoted prices in active markets for similar instruments;

Quoted prices in less active or inactive markets for identical or similar instruments;

Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 — Valuations based significantly on unobservable inputs.

Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Fair Value Measurements. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $46,895,814, compared to the book value of the related debt of $44,682,124, at March 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs

Through March 31, 2012 we have incurred external offering costs of $1,140,470, of which we have incurred $136,951 and $59,721 for the three month periods ended March 31, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. $68,239 of these costs are in Due to Supervisor at March 31, 2012. Additional offering costs for work done by employees of the Supervisor of $23,024 and $12,333 for the quarter ended March 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have been reimbursed to the Supervisor by the entities to be included in the consolidation.

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

During the three-month period ended March 31, 2012, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total revenues increased by $48,503 for the three month period ended March 31, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent to cover an increase in debt service for the three month period ended March 31, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $98,120 for the three month period ended March 31, 2012 as compared with the corresponding period of the prior year, primarily attributable to: an increase in interest on the mortgages payable of $34,811 as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance; an increase in depreciation of assets and amortization on leasing costs of $38,593 attributable to improvements placed in service in 2011 and an increase in professional fees of $23,941, including $10,691 to Supervisor for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT for the three month period ended March 31, 2012 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at March 31, 2012 as compared with December 31, 2011 as a result of 1) accrued costs in connection with the proposed formation of the REIT, and 2) commitments for reimbursement to Lessee under the improvement program. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand, approximately $15,000,000 available to be drawn on the line of credit from Signature Bank, and rental payments received from the Lessee. Long-term sources of working capital will be provided by rental payments received from the Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a consolidation transaction. In such consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2011.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2012, certain of the Members in Registrant held Participations as follows:

Entities for the benefit of members of Peter L. Malkin’s family owned of record and beneficially $167,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations, except that related family trusts or entities are required to complete scheduled payments to Peter L. Malkin.

Peter L. Malkin owned of record as trustee, but not beneficially, $7,500 of Participations. Peter L. Malkin disclaims any beneficial ownership of such Participations.

Anthony E. Malkin owned of record as trustee, but not beneficially, $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

Five putative class actions have been brought by Participants in Registrant and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As now pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and the REIT (“Defendants”) for breach of fiduciary duty and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction are unfair to the Participants and overly favorable to Malkin Holdings and related parties. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. Defendants filed a response consenting to consolidation, and taking no position with respect to appointment of co-lead counsel. The motion is scheduled to be heard by the court on June 21, 2012.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date. Defendants have stated they believe the Class Actions are without merit and intend to defend them vigorously.

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document

24.1	Power of Attorney dated May 10, 2012 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended March 31, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated May 10, 2012 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 250 West 57th St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: May 18, 2012

*	Registrant’s organizational documents do not provide for a Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer or other officer with equivalent rights and duties. As described in the Report, Registrant is a limited liability company that is supervised by Malkin Holdings LLC. Accordingly, this Form 10-Q is being signed by a senior executive and a senior member of the financial/accounting staff of Registrant’s Supervisor in such capacities.