Form 10-Q
period 2012-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2012-08-09
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	42,997,890	41,215,430
Less: accumulated depreciation	(6,878,385)	(6,334,722)

	36,119,505	34,880,708

Tenant improvements	4,447,319	2,702,193
Less: accumulated depreciation	(843,654)	(548,783)

	3,603,665	2,153,410

Land	2,117,435	2,117,435

Total real estate, net	41,840,605	39,151,553

Cash and cash equivalents	1,632,866	2,325,024
Due from Supervisor, a related party	60,000	60,000
Deferred costs	1,431,585	1,003,519
Other receivable	60,677	—
Prepaid insurance	14,826	—
Leasing costs, less accumulated amortization of $851,250 in 2012 and $740,183 in 2011	1,415,013	795,274
Mortgage refinancing costs, less accumulated amortization of $1,421,674 in 2012 and $1,263,152 in 2011	806,146	964,668

Total assets	$47,261,718	$44,300,038

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$44,425,212	$44,935,520
Accrued mortgage interest	197,806	201,523
Payable to Lessee, a related party	7,851,505	3,576,129
Accrued supervisory fees, a related party	—	20,000
Accrued expenses	38,080	55,901
Due to Supervisor, a related party	139,730	153,445

Total liabilities	52,652,333	48,942,518
Commitments and contingencies	—	—
Members’ deficiency (at June 30, 2012 and December 31, 2011, there were 720 units (at $5,000 per unit) of participation units outstanding)	(5,390,615)	(4,642,480)

Total liability and members’ deficiency	$47,261,718	$44,300,038

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenue:
Basic minimum annual rent, from a related party	$866,237	$817,836	$1,732,472	$1,635,503
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000

Total rent income	1,054,237	1,005,836	2,108,472	2,011,503
Interest and dividend income	164	235	350	486

Total revenue	1,054,401	1,006,071	2,108,822	2,011,989

Expenses:
Interest on mortgages	680,400	645,848	1,364,334	1,294,972
Supervisory services, to a related party	31,426	30,500	62,851	61,000
Depreciation of building and tenant improvements	438,025	367,610	838,534	733,114
Amortization of leasing commissions	56,786	46,043	111,067	96,737
Professional fees, including amounts to a related party	49,229	30,850	103,003	60,833
Miscellaneous	14,168	—	17,168	3,000

Total expenses	1,270,034	1,120,851	2,496,957	2,249,656

Net Loss	($215,633)	($114,780)	($388,135)	($237,667)

Loss per $5,000 participation unit, based on 720 participation units outstanding during the period	($299.49)	($159.42)	($539.08)	($330.09)

Distributions per $5,000 participation unit consisted of the following:
Income	$0	$0	$0	$0
Return of capital	250.00	250.00	500.00	500.00

Total distributions	$250.00	$250.00	$500.00	$500.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

	For the Six Months Ended June 30, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Members’ deficiency:
January 1, 2012	$(4,642,480)
January 1, 2011		$(4,821,116)
Add, net income (loss):
January 1, 2012 through June 30, 2012	(388,135)
January 1, 2011 through December 31, 2011		3,461,340

	(5,030,615)	(1,359,776)

Less, distributions:
Distributions January 1, 2012 through
June 30, 2012	360,000
Distributions January 1, 2011 through
December 31, 2011		720,000
Distribution, December 14, 2011		2,562,704

	360,000	3,282,704

Members’ deficiency at the end of the period	$(5,390,615)	$(4,642,480)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
	(Unaudited)
Cash flows from operating activities:
Net loss	($388,135)	($237,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements	838,534	733,114
Amortization of leasing costs	111,067	96,737
Amortization of mortgage refinancing costs	158,522	158,522
Changes in operating assets and liabilities:
Other receivable	(60,677)	(57,758)
Leasing costs paid	—	(101,646)
Change in prepaid insurance	(14,826)
Change in due to Supervisor, a related party	(25,774)	—
Change in accrued mortgage interest	(3,717)	(2,392)
Change in accrued supervisory fees, a related party	(20,000)	(31,000)
Change in accrued expenses and other liabilities	(17,821)	172,426

Net cash provided by operating activities	577,173	730,336

Cash flows from investing activities:
Purchase of building and tenant improvements	—	(1,860,055)
Increase in payable to Lessee, a related party	16,984	1,961,700

Net cash provided by investing activities	16,984	101,645

Cash flows from financing activities:
Repayment of mortgages payable	(510,308)	(482,828)
Change in deferred costs	(416,007)	(185,412)
Distributions to Participants	(360,000)	(360,000)

Net cash used in financing activities	(1,286,315)	(1,028,240)

Net decrease in cash and cash equivalents	(692,158)	(196,259)
Cash and cash equivalents, beginning of period	2,325,024	1,513,152

Cash and cash equivalents, end of period	$1,632,866	$1,316,893

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,209,528	$1,138,842

Supplemental information of non-cash, investing and financing activities.
Net cash used in investing activities excludes the increase of $4,258,392 in payable to Lessee for the period ended June 30, 2012.
Net cash used in financing activities includes an increase of $12,059 in Due to Supervisor for the period ended June 30, 2012.

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2012 and its results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ended June 30, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at June 30, 2012, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income, earned from a related party, was $2,108,471 and $2,011,503 for the six months ended June 30, 2012 and 2011, respectively.

For the lease year ended September 30, 2011, Lessee reported net operating profit of $9,452,901 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2011 and Secondary Overage Rent of $4,350,339 subsequent to September 30, 2011. The Secondary Overage Rent of $4,350,339 represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 over $752,000, less $111 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2011 of $4,350,339 plus $111 of interest income was available for distribution by the Registrant to the Participants. After deducting $1,500,000 for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by Malkin Holdings and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a real estate investment trust, (ii) the increase in the supervisory fee to the Supervisor, (iii) accounting fees, (iv) general contingencies, (v) the Additional Payment to Supervisor of $284,745 (Note E), and (vi) the annual New York State filing fees of $3,000, the balance of $2,562,705 was distributed by Registrant to the Participants on December 14, 2011.

As a result of its revenue recognition policy, rental income for the six months ended June 30, 2012 and 2011 includes the advances of Primary Overage Rent received from January 1 to June 30, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation (as defined below). In the Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $26,836,394 at June 30, 2012. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25- year amortization schedule. The balance of the Second Mortgage is $11,654,202 at June 30, 2012. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing $934,616 was drawn, and an additional $5,000,000 used for improvements and tenanting costs was drawn on December 22, 2011. The balance of the line of credit was $5,934,616 at June 30, 2012. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 10, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% or (ii) 300 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% or (ii) 300 basis points in excess of the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $46,680,927 as of June 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of June 30, 2012, Registrant had incurred or accrued costs related to the improvement program of $48,133,209 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $7,851,505 (of which $730,807 relate to unpaid leasing costs) and $3,576,129 as of June 30, 2012 and December 31, 2011, respectively.

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

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2012 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Accrued supervisory fees, to a related party, were $0 and $20,000 at June 30, 2012 and December 31, 2011, respectively. Due from Supervisor, a related party, was $60,000 at June 30, 2012 and December 31, 2011, respectively. Due to Supervisor, a related party, was $139,730 and $153,445 at June 30, 2012 and December 31, 2011, respectively.

Registrant also pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory service fees of $62,851 and $61,000 for the six-month periods ended June 30, 2012 and 2011, respectively. No remuneration was paid during the six-month periods ended June 30, 2012 and 2011 by Registrant to either of the Members. Included in professional fees are amounts due to related parties of $14,578 and $37,602 for the three and six months ended June 30, 2012, respectively, and $13,500 and $25,833 for the three and six months ended June 30, 2011, respectively.

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

Note G Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, Financial Accounting Standards Board guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses. The carrying amount of cash and cash equivalents, due from Supervisor, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Balance Sheets approximates fair value due to the short maturity of these instruments.

Mortgages payable: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 – Quoted prices in active markets for identical instruments.

Level 2 – Valuations based principally on other observable market parameters, including:

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

Level 3 – Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $46,680,927, compared to the book value of the related debt of $44,425,212, at June 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs

Through June 30, 2012 we have incurred external offering costs of $1,431,585, of which we have incurred $428,066 and $185,411 for the six month periods ended June 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. Such costs are comprised of accounting fees, legal fees, and other professional fees. Such costs have been deferred and shall be recorded as a reduction of proceeds of the Consolidation and IPO (as defined below), or expensed as incurred if the Consolidation and IPO is not consummated. $139,730 and $109,560 of these costs are in Due to Supervisor at June 30, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $37,602 and $25,833 for the six months ended June 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by the entities to be included in the Consolidation and IPO.

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

During the six-month period ended June 30, 2012, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total rental income increased by $96,969 for the six month period ended June 30, 2012 as compared with the corresponding period of the prior year attributable to an increase in Basic Rent to cover an increase in debt service - as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance - for the six month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total rental income increased by $48,401 for the three month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to an increase in Basic Rent to cover an increase in debt service - as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance - for the three month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $247,301 for the six month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: a) a net increase in interest on the mortgages payable of $69,362, consisting of an increase of $96,968 due to the $5,000,000 increase of the Signature line of credit loan in December 2011 and an aggregate decrease of $27,606 on the Prudential First Mortgage and Second Mortgage; b) an increase in depreciation of assets and amortization on leasing costs of $119,750 attributable to improvements placed in service in the second half of 2011 and first half of 2012; and c) and an increase in professional fees of $42,170 including $11,769 to Supervisor for services rendered in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”) for the six month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $149,183 for the three month period ended June 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: a) an increase in interest on the mortgages payable of $34,552 as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance; b) an increase in depreciation of assets and amortization on leasing costs of $81,158 attributable to improvements placed in service in the second half of 2011 and first quarter of 2012; and c) an increase in professional fees of $18,379 including $14,578 to Supervisor for services rendered in connection with the Consolidation and IPO for the three month period ended June 30, 2012 as compared with the corresponding period of the prior year.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at June 30, 2012 as compared with December 31, 2011 as a result of 1) costs incurred in connection with the Consolidation and IPO, and 2) commitments for reimbursement to Lessee under the improvement program. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant has filed a registration statement on Form S-4 for the solicitation of consents of the Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the Consolidation. In the Consolidation, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies will be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

As of June 30, 2012, certain of the Members in Registrant held Participations as follows:

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

Anthony E. Malkin owned of record as trustee and co-trustee, but not beneficially, $10,000 of Participations. Anthony E. Malkin disclaims any beneficial ownership of such Participations.

Item 4.	Controls and Procedures.

•

Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

•

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

As of the date of this 10-Q report, five putative class actions have been brought by Participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City, the first of which was filed March 1, 2012 (the “Class Actions”). As currently pending in New York State Supreme Court, New York County, each Class Action challenges the proposed consolidation of those and other properties supervised by Malkin Holdings into a real estate investment trust (the “REIT”) and the initial public offering of shares of Class A common stock in Empire State Realty Trust, Inc., a Maryland corporation which intends to qualify for U.S. tax purposes as a REIT. The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty, alleging, inter alia, that the terms of the transaction and the process in which it was structured (including the valuation which was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to the Malkin Holdings group and the prospectus/consent solicitation fails to make adequate disclosure. The complaints seek money damages and injunctive relief preventing the proposed transaction. On April 3, 2012, plaintiffs moved for consolidation of the actions and for appointment of co-lead counsel. The motion was granted on June 26, 2012, and the plaintiffs have 120 days from that date to file a consolidated amended complaint.

The Class Actions are in a very preliminary stage, with no responses to the complaints having been filed to date.

The outcome of this litigation is uncertain, however, and as a result, the Defendants may incur costs associated with defending or settling such litigation or paying any judgment if they lose. In addition, the Defendants may be required to pay damage awards or settlements. At this time, the Defendants cannot reasonably assess the timing, outcome of this litigation, and an estimate of the amount of loss, or its effect, if any, on the Defendants’ financial statements if applicable. Defendants have stated they believe the Class Actions are baseless and intend to defend them vigorously.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants.

Item 6.	Exhibits

Number	EXHIBIT INDEX Document

24.1	Power of Attorney dated July 23, 2012 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated August July 23, 2012 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C.

(Registrant)

By /s/ Mark Labell

Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,

Supervisor of 250 West 57th St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: August 9, 2012

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