Form 10-Q
period 2012-09-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2012-11-13
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	44,082,575	41,215,430
Less: accumulated depreciation	(7,153,282)	(6,334,722)

	36,929,293	34,880,708

Tenant improvements	4,817,085	2,702,193
Less: accumulated depreciation	(1,019,804)	(548,783)

	3,797,281	2,153,410

Land	2,117,435	2,117,435

Total real estate, net	42,844,009	39,151,553
Cash and cash equivalents	1,269,384	2,325,024
Due from Supervisor, a related party	60,000	60,000
Due from Lessee, a related party	3,558,414	—
Deferred costs	1,414,890	790,019
Other receivable	79,774	—
Prepaid insurance	10,144	—
Leasing costs, less accumulated amortization of $926,333 in 2012 and $740,183 in 2011	1,383,370	795,274
Mortgage financing costs, less accumulated amortization of $1,500,935 in 2012 and $1,263,152 in 2011	726,885	964,668

Total assets	$51,346,870	$44,086,538

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$44,164,732	$44,935,520
Accrued mortgage interest	196,607	201,523
Payable to Lessee, a related party	9,350,095	3,576,129
Accrued supervisory fees, a related party	—	20,000
Accrued expenses	11,540	55,901
Due to Supervisor, a related party	322,718	153,445

Total liabilities	54,045,692	48,942,518
Commitments and contingencies	—	—
Members’ deficiency (at September 30, 2012 and December 31, 2011, there were 720 units (at $5,000 per unit) of participation units outstanding)	(2,698,822)	(4,855,980)

Total liabilities and members’ deficiency	$51,346,870	$44,086,538

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Basic minimum annual rent, from a related party	$866,936	$818,005	$2,599,408	$2,453,508
Advance of primary overage rent, from a related party	188,000	188,000	564,000	564,000
Secondary overage rent, from a related a party	3,558,414	4,350,339	3,558,414	4,350,339

Total rent income	4,613,350	5,356,344	6,721,822	7,367,847
Interest and dividend income	151	214	501	699

Total revenue	4,613,501	5,356,558	6,722,323	7,368,546

Expenses:
Interest on mortgages	677,516	642,626	2,041,850	1,937,598
Supervisory services, to a related party	31,797	31,425	94,648	92,425
Additional payment for supervisory services, to a related party	—	284,745	—	284,745
Depreciation of building and tenant improvements	451,047	379,159	1,289,581	1,112,272
Amortization of leasing costs	75,083	46,247	186,150	142,985
Formation transaction expense	56,738	41,589	95,575	81,417
Professional fees, including amounts to a related party	188,824	72,395	291,827	133,227
Miscellaneous	8,366	—	25,534	3,000

Total expenses	1,489,371	1,498,186	4,025,165	3,787,669

Net Income	$3,124,130	$3,858,372	$2,697,158	$3,580,877

Income per $5,000 participation unit, based on 720 participation units outstanding during the period	$4,339.07	$5,358.85	$3,746.05	$4,973.44

Distributions per $5,000 participation unit consisted of the following:
Income	$250.00	$250.00	$750.00	$750.00
Return of capital	0	0	0	0

Total distributions	$250.00	$250.00	$750.00	$750.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(Unaudited)
Members’ deficiency:
January 1, 2012	$(4,855,980)
January 1, 2011		$(4,860,381)
Add net income:
January 1, 2012 through September 30, 2012	2,697,158
January 1, 2011 through December 31, 2011		3,287,105

	(2,158,822)	(1,573,276)

Less distributions:
Distributions January 1, 2012 through September 30, 2012	540,000
Distributions January 1, 2011 through December 31, 2011		720,000
Distribution, December 14, 2011		2,562,704

	540,000	3,282,704

Members’ deficiency at the end of the period	$(2,698,822)	$(4,855,980)

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$2,697,158	$3,580,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements	1,289,581	1,112,272
Amortization of leasing costs	186,150	142,984
Amortization of mortgage refinancing costs	237,783	237,783
Changes in operating assets and liabilities:
Other receivable and Due from Lessee	(3,637,489)	(4,424,412)
Leasing costs paid	—	(159,949)
Change in prepaid insurance	(10,144)	—
Change in due to Supervisor, a related party	88,641	—
Change in accrued mortgage interest	(4,916)	(3,529)
Change in accrued supervisory fees, a related party	(20,000)	253,745
Change in accrued expenses	(44,361)	(66,481)

Net cash provided by operating activities	782,403	673,290

Cash flows from investing activities:
Purchase of building and tenant improvements	—	(2,931,285)
Increase in payable to Lessee, a related party	16,984	3,091,234

Net cash provided by investing activities	16,984	159,949

Cash flows from financing activities:
Repayment of mortgages payable	(770,788)	(729,331)
Deferred costs	(544,239)	(297,604)
Distributions to Participants	(540,000)	(540,000)

Net cash used in financing activities	(1,855,027)	(1,566,935)

Net decrease in cash and cash equivalents	(1,055,640)	(733,696)
Cash and cash equivalents, beginning of period	2,325,024	1,513,152

Cash and cash equivalents, end of period	$1,269,384	$779,456

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,808,983	$1,703,342

Supplemental information of non-cash, investing and financing activities.
Net cash used in financing activities excludes an increase of $80,632 in Due to Supervisor for deferred costs for the period ended September 30, 2012.

Net cash used in investing activities excludes an increase of $4,982,037 in payable to Lessee for Building improvements and Tenant improvements purchased during the nine months ended September 30, 2012.

See notes to the condensed financial statements.

Notes to Condensed Financial Statements (Unaudited)

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of September 30, 2012 and its results of operations for the three and nine months ended September 30, 2012 and cash flows for the nine months ended September 30, 2012 and 2011. Information included in the condensed balance sheet as of December 31, 2011 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2011 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”) except as disclosed in Note H. Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any interim period or the full year. For purposes of comparison, certain items shown in the 2011 condensed financial statements have been reclassified to conform with the presentation used for 2012.

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

Note C Lease

Registrant does not operate the Property. Registrant leases the Property to Fisk Building Associates L.L.C. (the “Lessee”) under a long-term net operating lease dated May 1, 1954 (the “Lease”). In 1985, the Participants in Registrant consented to Registrant’s Agents granting Lessee four options to extend the Lease, in each case for an additional twenty-five year renewal period, the last expiring in 2103, all on the same terms as the original lease. The Agents intend to grant such options on behalf of Registrant, subject to Lessee’s compliance with such consents. Such options have been granted by the Agents and exercised by Lessee as to (a) the first renewal period from October 1, 2003 through September 30, 2028, and (b) the second renewal period from October 1, 2028 through September 30, 2053. The Participants in Registrant have consented to the granting of options to the Lessee to extend the lease for two additional 25-year renewal terms expiring in 2103. Lessee is a New York limited liability company whose members consist of, among others, Anthony E. Malkin and entities for the benefit of members of Peter L. Malkin’s and Anthony E. Malkin’s families, respectively.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at September 30, 2012, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income, earned from a related party, was $6,842,028 and $7,367,847 for the nine months ended September 30, 2012 and 2011, respectively.

For the lease year ended September 30, 2012, Lessee had net operating profit of $7,869,123 after deduction of Basic Rent. Lessee paid advances of Primary Overage Rent of $752,000 for that lease year prior to September 30, 2012 and Secondary Overage Rent of $3,558,414 is payable subsequent to September 30, 2012. The Secondary Overage Rent of $3,558,414 represents 50% of the excess of the Lessee’s net operating profit of $7,869,123 over $752,000, less $148 representing interest earned and retained by Registrant on funds borrowed for the improvement program. The amount of any Secondary Overage Rent available for distribution by Registrant to the Participants and any Additional Payment to the Supervisor will be reported in its Annual Report on Form 10K for the year ending December 31, 2012. Such distribution and Additional Payment depends on reserves required for general contingencies and professional fees, including fees in connection with a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”).

For the lease year ended September 30, 2011, Lessee reported net operating profit of $9,452,901 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2011 and Secondary Overage Rent of $4,350,339 subsequent to September 30, 2011. The Secondary Overage Rent of $4,350,339 represents 50% of the excess of the Lessee’s net operating profit of $9,452,901 over $752,000, less $111 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2011 of $4,350,339 plus $110 of interest was available for distribution by the Registrant to the Participants. After deducting a total of $1,500,000 for (i) fees relating to the proposed Consolidation and IPO, (ii) the increase in the supervisory fee to Supervisor, (iii) accounting fees, (iv) the New York State annual filing fee, and (v) general contingencies, and the Additional Payment to Supervisor of $284,745 (Note E), the balance of $2,562,704 was distributed by Registrant to the Participants on December 14, 2011.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $26,640,483 at September 30, 2012. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,680,713. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 90 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25- year amortization schedule. The balance of the Second Mortgage is $11,589,633 at September 30, 2012. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,936,920. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing $934,616 was drawn, and an additional $5,000,000 used for improvements and tenanting costs was drawn on December 22, 2011. The balance of the line of credit was $5,934,616 at September 30, 2012. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 10, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% or (ii) 300 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% or (ii) 300 basis points in excess of the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $46,733,412 as of September 30, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of September 30, 2012, Registrant had incurred or accrued costs related to the improvement program of $49,587,660 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $9,350,095 (for unpaid building improvements and leasing costs) and $3,576,129 as of September 30, 2012 and December 31, 2011, respectively.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holding LLC (“Malkin Holdings” or “Supervisor”), a related party. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

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

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at September 30, 2012 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions.

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

Accrued supervisory fees, to a related party, were $0 and $20,000 at September 30, 2012 and December 31, 2011, respectively. Due from Supervisor, a related party, was $60,000 at September 30, 2012 and December 31, 2011, respectively. Due to Supervisor, a related party, was $322,718 and $153,445 at September 30, 2012 and December 31, 2011, respectively.

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $94,648 and $377,170 for the nine-month periods ended September 30, 2012 and 2011, respectively. The fee of $377,170 for the nine months ended September 30, 2011 included the Additional Payment of $284,745. As indicated above in Note C, an Additional Payment to Supervisor for the current lease year will be reflected in Registrant’s Annual Report on Form 10K for the year ending December 31, 2012. No remuneration was paid during the nine-month periods ended September 30, 2012 and 2011 by Registrant to either of the Members. Included in professional fees are amounts for services from related parties of $43,518 and $81,120 for the three and nine months ended September 30, 2012, respectively, and $15,144 and $40,977 for the three and nine months ended September 30, 2011, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $60,000 at September 30, 2012 and December 31, 2011 were paid to Participants on October 1, 2012 and January 1, 2012, respectively.

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

Note F Subsequent Events

An additional $9,000,000 was drawn on November 7, 2012 on the Signature Bank line of credit to fund building improvements and tenanting costs bringing the total amount advanced to date to $14,934,616.

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

Cash and cash equivalents, due from Supervisor, a related party, due from Lessee, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses. The carrying amount of cash and cash equivalents, due from Supervisor, a related party, due from Lessee, a related party, other receivable, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in our Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

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

Level 3—Valuations based significantly on unobservable inputs.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $46,733,412, compared to the book value of the related debt of $44,164,732, at September 30, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO we have incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through September 30, 2012 we have incurred external offering costs of $1,414,890, including an adjustment of $38,837 for the six months ended June 30, 2012 as a result of the reclassification discussed below, of which we have incurred $624,871 and $297,604 for the nine month periods ended September 30, 2012 and 2011, respectively, and are reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $208,303 and $127,671 of these costs are in Due to Supervisor at September 30, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $81,120 and $40,977 for the nine months ended September 30, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

Our prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $252,337 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, we concluded that the error was not material to any of our prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. We applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented.

The following tables present the effect this correction had on our prior period reported financial statements. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$1,003,519	$(213,500)	$790,019
Members’ deficiency	(4,642,480)	(213,500)	(4,855,980)

	For the six months ended June 30, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$38,837	$38,837
Net loss	(388,135)	(38,837)	(426,972)
Net cash provided by operating activities	577,173	(38,837)	538,336
Net cash used in financing activities	(1,286,315)	38,837	(1,247,478)
Net change in cash and cash equivalents	(692,158)	—	(692,158)

	For the nine months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$81,417	$81,417
Net income	3,662,294	(81,417)	3,580,877
Net cash provided by operating activities	754,707	(81,417)	673,290
Net cash used in financing activities	(1,648,352)	81,417	(1,566,935)
Net change in cash and cash equivalents	(733,696)	—	(733,696)

	For the three months ended September 30, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$41,589	$41,589
Net income	3,899,961	(41,589)	3,858,372

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During the nine-month period ended September 30, 2012, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total rental income decreased by $646,025 for the nine month period ended September 30, 2012 as compared with the corresponding period of the prior year as the net result of an increase in Basic Rent of $145,900 to cover an increase in debt service—as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance—and a decrease in Secondary Overage rent of $791,925 mainly attributable to an increase in Lessee’s operating expenses including improvements and tenanting costs for the nine month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total rental income decreased by $742,994 for the three month period ended September 30, 2012 as compared with the corresponding period of the prior year, as the net result of an increase in Basic Rent of $48,931 to cover an increase in debt service—as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance—and a decrease in Secondary Overage rent of $791,925 mainly attributable to an increase in Lessee’s operating expenses including improvements and tenanting costs for the three month period ended September 30, 2012 as compared with the corresponding period of the prior year.

Total expenses increased by $237,496 for the nine month period ended September 30, 2012 as compared with the corresponding period of the prior year, attributable to: (a) a net increase in interest on mortgages payable of $104,252, consisting of an increase of $145,900 due to the $5,000,000 increase of the Signature line of credit loan in December 2011 and an aggregate decrease of $41,648 on the Prudential First Mortgage and Second Mortgage, (b) a net decrease of supervisory fees of $282,522, consisting of an increase of $2,223 in supervisory fees and a decrease in the Additional Payment to Supervisor of $284,745, the amount recorded in the third quarter of 2011, as the Additional Payment has not been determined for the current lease year and shall be reported in Registrant’s Annual report on Form 10K for the year ending December 31, 2012, (c) an increase in depreciation of assets and amortization on leasing costs of $220,474 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012, (d) an increase in miscellaneous expenses of $22,534 attributable to filing fees, (e) an increase in professional fees of $158,600 including (i) $40,143 to Supervisor for services rendered in connection with the proposed Consolidation and IPO, and (ii) $102,374 for accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, and an (f) increase in formation transaction expenses of $14,158. The increase in formation transaction expenses is mainly attributable to matters pertaining to the class action litigation including extensive negotiations relating to the settlement (as described in Legal Proceedings). For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010.

Total expenses decreased by $8,815 for the three month period ended September 30, 2012 as compared with the corresponding period of the prior year, primarily attributable to: (a) an increase in interest on the mortgages payable of $34,890 as a result of a $5,000,000 draw on December 22, 2011 on the Signature Bank line of credit that increased the loan balance; (b) a net decrease of supervisory fees of $284,373, consisting of an increase of $372 in supervisory fees and a decrease in the Additional Payment to Supervisor of $284,745, the amount recorded in the third quarter of 2011, as the Additional Payment has not been determined for the current lease year and shall be reported in Registrant’s Annual report on Form 10K for the year ending December 31, 2012; (c) an increase in depreciation of assets and amortization on leasing costs of $100,724 attributable to improvements placed in service in the last three months of 2011 and first nine months of 2012, (d) an increase in miscellaneous expenses of $8,366 attributable to filing fees, (e) a net increase in professional fees of $116,429, including (i) $28,374 to Supervisor for services rendered in connection with the proposed Consolidation and IPO, and $102,374 for (ii) accounting fees in connection with the Consolidation, and consulting fees for the design and implementation of new accounting systems, and (f) an increase in formation transaction expenses of $15,149. The increase is mainly attributable to matters pertaining to the class action litigation including extensive negotiations relating to the settlement (as described in Legal Proceedings). For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the six months ended June 30, 2012 and for the years ended December 31, 2011 and 2010.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at September 30, 2012 as compared with December 31, 2011 as a result of 1) costs incurred in connection with the Consolidation and IPO, and 2) commitments for reimbursement to Lessee under the improvement program. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party. Such method of allocation has been approved by the Lessee. Based on the exchange values, if the Consolidation proposal is approved by the Registrant’s Participants, the consideration with respect to the Property will be allocated approximately 50% to the Registrant and 50% to the Lessee, which the Supervisor believes is in accordance with the historical treatment of the Registrant and the Lessee.

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

As of September 30, 2012, certain of the Members in Registrant held Participations as follows:

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

• Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

The Property of Registrant was the subject of the following material litigation:

(a) Malkin Holdings and Peter L. Malkin, a member in Registrant, were engaged in a proceeding with Lessee’s former managing agent, Helmsley-Spear, Inc. commenced in 1997, concerning the management, leasing, and supervision of the Property that is subject to the Lease to Lessee. In this connection, certain costs for legal and professional fees and other expenses were paid by Malkin Holdings and Mr. Malkin. Malkin Holdings and Mr. Malkin have represented that such costs will be recovered only to the extent that (a) a competent tribunal authorizes payment or (b) an investor voluntarily agrees that his or her proportionate share be paid. On behalf of himself and Malkin Holdings, Mr. Malkin has requested, or intends to request, such voluntary agreement from all investors, which may include renewing such request in the future for any investor who previously received such request and failed to confirm agreement at that time. Because any related payment has been, or will be, made only by consenting investors, Registrant has not provided for the expense and related liability with respect to such costs in these financial statements.

(b) In March 2012, five putative class actions (the “Class Actions”) were filed in New York State Supreme Court, New York County by participants in Empire State Building Associates L.L.C. and several other entities supervised by Malkin Holdings that own fee or leasehold interests in various properties located in New York City (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, Estate of Leona M. Helmsley, Empire State Realty OP, L.P., and Empire State Realty Trust, Inc. (“Defendants”) for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process in which it was structured (including the valuation that was employed) are unfair to the investors in the existing entities, the consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation statement which is part of the registration statement on Form S-4 filed with the SEC relating to the consolidation failed to make adequate disclosure to permit a fully-informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the private entity participants. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the registration statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of the named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the public entities and the private entities have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

Defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees, and, in the case of the shares of common stock and/or operating partnership units, after the termination of specified lock-ups periods, to participants in the public entities and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) Defendants’ agreement that (a) the initial public offering will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the public entities, any of the three public entities’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by Defendants to participants in the public entities; and (c) unless total gross proceeds of $600,000,000 are raised in the initial public offering, Defendants will not proceed with the transaction without further approval of the public entities, and (iii) Defendants’ agreement to make additional disclosures in the prospectus/consent solicitation which is part of the registration statement on From S-4 regarding certain matters (which are included therein). Participants in the public entities and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the claim will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that no affiliate of Malkin Holdings that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to participate. Empire State Realty Trust, Inc. and Empire State Realty OP, L.P. will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three public entities and all of the private entities, other than Defendants and other related persons and entities, and a release of any claims of the members of the class against Defendants and related persons and entities, as well as underwriters in the initial public offering and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the registration statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

There is a risk that other third parties will assert claims against the Defendants, including, without limitation, that the Defendants breached their fiduciary duties to participants or that the consolidation violates the relevant operating agreements, and third parties may commence litigation against the Defendants.

Item 6.	Exhibits

Number	EXHIBIT INDEX Document

24.1	Power of Attorney dated October 11, 2012 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended September 30, 2012.

31.1	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated October 11, 2012 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C.
(Registrant)

By /s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of 250 West 57th St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

Date: November 13, 2012

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