Form 10-K
period 2012-12-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2013-03-28
CIK 100412

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

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

As of December 31, 2012, the Building was approximately 86% occupied by approximately 164 tenants, a majority of whom are engaged in the practices of law, dentistry and accounting, and the businesses of publishing, insurance and entertainment. Registrant does not maintain a staff. See Item 2 hereof for additional information concerning the Building.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining cash investment in Registrant (which remaining cash investment at December 31, 2012, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

For the lease year ended September 30, 2012, Lessee reported net operating profit of $7,869,126 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2012 and Secondary Overage Rent of $3,558,414 subsequent to September 30, 2012. The Secondary Overage Rent of $3,558,414 represents 50% of the excess of the Lessee’s net operating profit of $7,869,126 over $752,000, less $148 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2012 of $3,558,414 plus $148 of interest income was available for distribution by the Registrant to the Participants. After deducting $1,500,000 for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively, the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), (ii) the increase in the supervisory fee to the Supervisor, (iii) accounting fees, (iv) general contingencies, (v) the Additional Payment to Supervisor of $205,556 (Item 11), and (vi) the annual New York State filing fees of $3,000, the balance of $1,850,006 was distributed by Registrant to the Participants on December 12, 2012.

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

Real estate taxes incurred directly by the Lessee totaled approximately $4,400,949 and $4,156,415 for the years ended December 31, 2012 and 2011, respectively.

(c) Mortgages

On December 29, 2004, the first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007, Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage was $26,441,949 at December 31, 2012. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 60 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with the Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage was $11,524,070 at December 31, 2012. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, to be used for capital improvements. At closing, $934,616 was drawn and an additional $5,000,000 and $9,000,000 used for improvements and tenanting costs was drawn on December 22, 2011 and November 7, 2012, respectively. The balance of the line of credit was $14,934,616 at December 31, 2012. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 24, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% or (ii) 300 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% or (ii) 300 basis points in excess of the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $55,478,595 as of December 31, 2012. The fair value of borrowings is estimated by discounting the future cash flows using current interest rate at which similar borrowings could be made by us.

In 1999, the Participants in Registrant and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Registrant’s Participants authorized a grant to the Lessee, upon completion of the Program, of the right to further extensions of the Lease beyond 2103, based on the net present benefit to Registrant of the improvements made. The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of December 31, 2012, Registrant had incurred or accrued costs related to the improvement program of $51,677,946 and estimated that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

(d) Competition

Pursuant to tenant space leases at the Building, the average annual base rental payable to Lessee is approximately $47 per square foot (exclusive of electricity charges and escalation). The asking rates for new leases at the Building range from $42 to $54 per square foot. Secondary Overage Rent may be impacted by Lessee’s ability to negotiate higher average base rent.

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

(f) Proposed Consolidation

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

Item 2. Property.

As stated in Item 1 hereof, Registrant owns the building known as 250 West 57th Street (the “Building”), formerly known as the Fisk Building, and the land thereunder located at 250-264 West 57th Street, New York, New York. Registrant’s fee title to the Property is encumbered by the First and Second Mortgages and the line of credit which, at December 31, 2012, had unpaid principal balances in the aggregate of $52,900,635. For a description of the terms of the mortgages, see Note 3 of the Notes to the Financial Statements.

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities.

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

(a) The Participations are neither traded on an established securities market nor are readily tradable on a secondary market or the substantial equivalent thereof. Based on Registrant’s transfer records, Participations are sold by the holders thereof from time to time in privately negotiated transactions and, in many instances, Registrant is not aware of the prices at which such transactions occur. Registrant was advised of 35 transfers of Participations during 2012. In one instance, the indicated purchase price was equal to 5.6 times the face amount of the Participation transferred. In all other cases, no consideration was indicated.

(b) As of December 31, 2012, there were 640 holders of Participations of record.

(c) During the years ended December 31, 2012 and 2011, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 Participation). On December 12, 2012 and December 14, 2011, Registrant made additional distributions for each $5,000 Participation of $2,569 and $3,559, respectively. Such distributions represented the balance of Secondary Overage Rent paid by Lessee subsequent to September 30, 2012 and 2011, in accordance with the terms of the Lease after deducting the required Additional Payment to Supervisor, professional fees, annual New York State filing fees and general contingencies. There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make payments of Basic Rent, Primary Overage Rent and Secondary Overage Rent to Registrant in accordance with the terms of the Lease (see Item 1 hereof). Registrant expects to make distributions so long as it receives the payments provided for under the Lease. See Item 7 hereof.

Item 6. Selected Financial Data.

The following table presents selected financial data (inclusive of the correction discussed in Item 7) of the Registrant for each of the five years in the period ended December 31, 2012. This information is unaudited and has been derived from the audited financial statements included in this Annual Report on Form 10-K or from audited financial statements included in Annual Reports on Form 10-K previously filed by the Registrant. This data should be read together with the financial statements and the notes thereto included in this Annual Report on Form 10-K.

	Year ended December 31,
	2012	2011	2010	2009	2008
Basic annual rent income	$3,534,344	$3,288,666	$3,271,513	$3,168,449	$2,730,283
Primary overage rent income	752,000	752,000	752,000	752,000	752,000
Secondary overage rent income	3,558,414	4,350,339	5,081,285	4,780,515	2,957,049
Interest and dividend income	1,530	917	772	6,329	80,760
Miscellaneous income	—	—	—	—	962

Total revenue	$7,846,288	$8,391,922	$9,105,570	$8,707,293	$6,521,054

Net income	$1,967,456	$3,287,105	$4,666,313	$4,605,666	$2,902,949

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$2,733	$4,807	$6,481	$6,397	$4,032

Total assets	$51,623,961	$44,086,538	$39,715,994	$38,159,841	$36,746,379

Long-term obligations	$52,900,635	$44,935,520	$40,914,878	$41,841,700	$39,672,417

Distributions per $5,000 participation unit, based on 720 participation units outstanding during each year:
Income	$2,733	$4,559	$6,411	$6,397	$4,032
Return of capital	836	—	—	412	760

Total distributions	$3,569	$4,559	$6,411	$6,809	$4,792

Item 6a.

The following table presents the Registrant’s unaudited operating results (inclusive of the correction discussed in Item 7) for each of the eight fiscal quarters in the period ended December 31, 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited financial statements included in this Annual Report on From 10-K. In the opinion of management, all necessary adjustments, which consist only of normal and recurring accruals, have been included to present fairly the unaudited quarterly results. This data should be read together with the financial statements and the notes thereto of the Registrant included in this Annual Report on Form 10-K.

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Statement of Income Data:
Basic annual rent income	$866,236	$866,237	$866,936	$934,935
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	—	—	3,558,414	—
Interest and dividend income	185	164	151	1,030

Total revenue	1,054,421	1,054,401	4,613,501	1,123,965

Interest on mortgages	683,934	680,400	677,516	741,884
Supervisory services	31,425	31,426	31,797	237,353
Depreciation of building and tenant improvements	400,510	438,025	451,047	537,428
Amortization of leasing commissions	54,281	56,786	75,083	70,281
Professional fees	53,774	49,229	188,824	212,589
Formation transaction expenses	14,346	24,491	56,738	37,537
Miscellaneous	3,000	14,168	8,366	16,594

Total expenses	1,241,270	1,294,525	1,489,371	1,853,666

Net income (loss)	$(186,849)	$(240,124)	$3,124,130	$(729,701)

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$(260)	$(334)	$4,339	$(1,013)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Statement of Income Data:
Basic annual rent income	$817,667	$817,836	$818,005	$835,158
Advance of primary overage rent income	188,000	188,000	188,000	188,000
Secondary overage rent income	—	—	4,350,339	—
Interest and dividend income	251	235	214	217

Total revenue	1,005,918	1,006,071	5,356,558	1,023,375

Interest on mortgages	649,023	645,848	642,626	656,342
Supervisory services	30,500	30,500	316,170	31,425
Depreciation of building and tenant improvements	365,504	367,610	379,159	389,941
Amortization of leasing commissions	50,694	46,043	46,247	48,654
Formation transaction expenses	12,829	26,999	41,589	92,818
Professional fees	29,833	30,850	72,395	91,833
Miscellaneous	3,150	—	—	6,235

Total expenses	1,141,533	1,147,850	1,498,186	1,317,248

Net income (loss)	$(135,615)	$(141,779)	$3,858,372	$(293,873)

Earnings (loss) per $5,000 participation unit, based on 720 participation units outstanding during each period	$(188)	$(197)	$5,359	$(408)

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

Registrant’s discussion and analysis of its financial condition and results of operations are based upon Registrant financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 2 to Registrant’s financial statements, which are presented elsewhere in this annual report on Form 10-K, have been applied consistently at December 31, 2012 and 2011, and for the years ended December 31, 2012 and 2011. Registrant believes that the following accounting policies or estimates require the application of management’s most difficult, subjective, or complex judgments:

Valuation of Long-Lived Assets: Registrant assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Registrant determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method.

Revenue Recognition: Basic rental income, as defined in the Lease, is equal to the sum of the mortgage charges plus a fixed amount. Registrant records basic rental income as earned ratably on a monthly basis. Primary Overage Rent represents the operating profit, as defined, of the Lessee for the previous lease year up to a specified maximum (currently $752,000 a year) and is recorded ratably over the 12-month period. Secondary Overage Rent is based on the net profits of the Lessee in each lease year, as defined, and is recorded by Registrant when earned at the close of the lease year ending September 30th and is recorded as revenue during the three months ended September 30th.

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

The following summarizes the material factors for the current year affecting Registrant’s results of operations:

(a)	Total revenues decreased by $545,634 for the year ended December 31, 2012, as compared with the year ended December 31, 2011. Such decrease was the net result of 1) a decrease of $791,924 in Secondary Overage Rent received by Registrant mainly attributable to an increase in Lessee’s operating expenses including improvements and tenanting costs, offset by 2) an increase in Basic Rent of $245,678 to cover an increase in debt service as a result of $5,000,000 drawn on December 22, 2011 and $9,000,000 drawn on November 7, 2012—to fund improvements and tenanting costs—on the Signature Bank line of credit that increased the loan balance, and 3) an increase in dividend income of $612. See Note 4 of the Notes to the Financial Statements.

(b)	Total expenses increased by $774,015 for the year ended December 31, 2012 as compared with the year ended December 31, 2011. Such increase was the net result of 1) a net increase in interest on the mortgages payable of $189,895, consisting of an increase of $266,694 due to the $14,000,000 aggregate increase of the Signature Bank line of credit (increase of $5,000,000 on December 22, 2011 and $9,000,000 on November 7, 2012), and a decrease of $76,799 on the Prudential First Mortgage and Second Mortgage attributable to a reduction in the loan balance due to principal amortization, 2) a net decrease in supervisory fees of $76,595, consisting of a cost of living increase of $2,594 in the basic supervisory fee and a decrease in the Additional Payment of $79,189 due to a decrease in the distribution of overage rent to Participants, 3) an increase of $324,797 in depreciation of building and tenanting improvements attributable to improvements placed in service in 2012 and a full year of depreciation on improvements placed in service in 2011, 4) an increase in amortization of leasing costs of $64,792 due to leasing costs incurred in 2012 and a full year amortization for costs incurred in 2011, 5) an increase in professional fees of $279,356 including (i) an increase in fees to Malkin Holdings and legal and accounting fees for services rendered in connection with the Consolidation and IPO, and (ii) an increase in consulting fees for the design and implementation of a new accounting system, 6) a decrease in formation transaction expenses of $41,123 attributable to a reduction in ancillary legal fees and valuation fees, and 7) an increase in miscellaneous expenses of $32,893 attributable to an increase in filing fees and to officers and directors insurance which commenced in 2012. For formation transaction expenses, our prior period financial results have been adjusted to reflect an immaterial correction. During fiscal year 2012, we determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the prior periods. The correction resulted immaterial changes to deferred costs and the formation transaction expenses in the periods incurred.

Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

Liquidity and Capital Resources

Registrant’s liquidity has not changed significantly at December 31, 2012, as compared to December 31, 2011. An additional $9,000,000 drawn on the Signature Bank loan November 7, 2012 was used for improvements and tenanting costs. Registrant may from time to time set aside cash for general contingencies. Recent adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently), and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 24 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

Registrant anticipates that funds for short-term working capital requirements for the Property will be provided by cash on hand, approximately $6,000,000 available to be drawn on the line of credit from Signature Bank, and rental payments received from the Lessee. Long-term sources of working capital will be provided by rental payments received from the Lessee and/or external financing. However, as noted above, Registrant has no requirement to maintain substantial reserves to defray any operating expenses of the Property.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

The Registrant uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in the Registrant’s Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Item 1(c), is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•	Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $55,478,595, compared to the book value of the related debt of $52,900,635 at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO the Registrant has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through December 31, 2012 the Registrant has incurred external offering costs of $1,752,344, of which the Registrant has incurred $962,325 and $636,883 for the years ended December 31, 2012 and 2011, respectively, and are reflected as deferred costs on the Balance Sheets. A total of $621,233 and $127,671 of these costs are in Due to Supervisor at December 31, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $151,070 and $109,560 for the year ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the formation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $213,500 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of its prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. the Registrant applied the guidance for accounting changes and error corrections and revised its prior period financial statements presented.

The following tables present the effect this correction had on the Registrant prior period reported financial statements. Additionally, financial information included in the notes to the financial statements or elsewhere in this Form 10-K that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$1,003,519	$(213,500)	$790,019
Members’ deficiency	(4,642,480)	(213,500)	(4,855,980)

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	—	$174,235	$174,235
Net income	3,461,340	(174,235)	3,287,105
Net cash provided by operating activities	5,525,900	(174,235)	5,351,665
Net cash (used) provided by financing activities	(73,180)	174,235	101,055
Net change in cash and cash equivalents	811,872	—	811,872

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

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Registrant as of December 31, 2012 and 2011, and for each of the two years in the period ended December 31, 2012, and the financial statements of the Lessee as of and for the year ended December 31, 2012, are included in this annual report immediately following Exhibit 101.PRE.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Supervisor, after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to him by others within those entities on a timely basis.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision of and with the participation of the Supervisor, an assessment was conducted of the effectiveness of Registrant’s internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Registrant’s Supervisor has concluded that, as of December 31, 2012, Registrant’s internal control over financial reporting was effective.

PART III

Item 10. Members and Executive Officers of Registrant.

Registrant has no members or officers or any other centralization of management. There is no specific term of office for any Agent in Registrant. The table below sets forth as to each individual who served as an Agent in Registrant as of December 31, 2012, the following: name, age, nature of any family relationship with any other Agent, business experience during the past five years and principal occupation and employment during such period, including the name and principal business of any corporation or any organization in which such occupation and employment was carried on and the date such individual became an Agent in Registrant:

Name	Age	Nature of Family Relationship	Business Experience	Principal Occupation and Employment	Date Individual Became an Agent
Peter L. Malkin	79	Father of Anthony E. Malkin	Real Estate Supervision	Chairman, Malkin Holdings LLC	1982
Anthony E. Malkin	50	Son of Peter L. Malkin	Real Estate Supervision and Management	President, Malkin Holdings LLC and Malkin Properties, L.L.C.	1998

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

Registrant’s organizational documents do not provide for a board of members or officers. As described in this annual Report on Form 10-K, Registrant is a limited liability company that is supervised by Malkin Holdings. No remuneration was paid during the fiscal year ended December 31, 2012, by Registrant to any of the Agents as such.

Registrant pays Supervisor, a related party, fees and and disbursements for supervisory and other services it provides to Registrant. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

The basic fee had been payable at the rate of $3,333 per month, since the fiscal year ended September 30, 1980. The basic fee was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The basic fee was adjusted to $107,190 effective July 1, 2012. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent payment and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at December 31, 2012, was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2012, the Additional Payment was $225,556.

In 2012, Supervisor earned $151,070 from Registrant and $150,234 from Lessee, included in professional fees, for special supervisory services at hourly rates in connection with the Consolidation and IPO, all representing Registrant’s and Lessee’s allocable portion of such fees to be paid directly and not borne indirectly through Secondary Overage Rent deductions.

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

Accrued supervisory fees, to a related party, were $0 and $20,000 at December 31, 2012 and 2011, respectively. Due to Supervisor, a related party, was $621,233 and $153,445 at December 31, 2012 and 2011, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $60,000 at December 31, 2012 and 2011 were paid to Participants on January 1, 2013 and January 1, 2012, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

(a) Registrant has no voting securities. See Item 5 hereof. At December 31, 2012, no person owned of record or was known by Registrant to own beneficially more than 5% of the outstanding Participations.

(b) At December 31, 2012, the Members (see Item 10 hereof) did not beneficially own, directly or indirectly, any Participations in Registrant.

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

(b)	Reference is made to Paragraph (a) above.

(c)	Not applicable.

(d)	Not applicable.

Item 14. Principal Accountant Fees and Services.

The fees paid or accrued to Ernst & Young LLP for professional services for the years ended December 31, 2012 and 2011, respectively, were as follows:

	2012	2011
Fee Category
Audit Fees	$113,400	$108,000
Tax Fees	—	—
	$113,400	$108,000

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

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements:

(2)	Financial Statement Schedules

The financial statements and the financial statement schedule of the Registrant and the financial statements of the Lessee required in this annual report are listed in the respective indexes to those financial statements included immediately following Exhibit 101.PRE.

(3)	Exhibits: See Exhibit Index.

EXHIBIT INDEX

Number	Document

3.1	Registrant’s Joint Venture Agreement, dated May 25, 1953, which was filed as Exhibit No. 3(a) to Registrant’s Registration Statement on Form S-1 (the “Registration Statement”), is incorporated by reference as an exhibit hereto.

3.2	Amended Business Certificate of Registrant filed with the Clerk of New York County on July 24, 1998, reflecting a change in the Partners of Registrant, which was filed as Exhibit 3(b) to Registrant’s Amended Quarterly Report on 10-Q for the period ended September 30, 1998 (file number 000-2666), and is incorporated by reference as an exhibit hereto.

3.3	Registrant’s Memorandum of Agreement among Joint Venturers in 250 West 57th St. Associates, dated June 9, 1953, filed as Exhibit 1 to the Registration Statement, is incorporated by reference as an exhibit hereto.

3.4	Registrant’s Consent and Operating Agreement dated as of November 30, 2001, incorporated by reference to Exhibit 3 (d) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-2666).

3.5	Certificate of Conversion of general partnership to a limited liability company dated November 30, 2001, filed with the New York Secretary of State on December 5, 2001 incorporated by reference to Exhibit 3 (e) to Registrant’s Form 10-K for the year ended December 31, 2002 (file number 000-2666).

3.6	Second Amendment to Registrant’s Operating Agreement as of July 1, 2010, which was filed under Item 10(g) of Registrant’s Form 10-Q for the fiscal period ended June 30, 2010, and is incorporated by reference as an exhibit hereto.

3.7	Amendment Number one to the Limited Liability Company Agreement of Registrant, dated as of November 30, 2011, by and among Peter L. Malkin and Anthony E. Malkin incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 5, 2011.

4	Registrant’s form of Participation Agreement dated September 30, 1953, which was filed as Exhibit No. 4(a) to the Registration Statement, is incorporated by reference as an exhibit hereto.

10.1	Lease between Registrant and Fisk Building Associates LLC dated September 30, 1957, which was filed as Exhibit No. 2(d) to the Registration Statement, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

Number	Document

10.2	First Modification Agreement of Lease dated June 12, 1961, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.2 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.3	Second Modification Agreement of Lease dated June 10, 1965, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.3 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.4	Third Modification Agreement of Lease dated May 1, 1975, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.4 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.5	Fourth Lease Modification Agreement dated November 12, 1985, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.5 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.6	Fifth Lease Modification Agreement dated September 1, 1999, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.6 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.7	Sixth Lease Modification Agreement dated November 17, 2000, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.7 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.8	Seventh Lease Modification Agreement dated December 28, 2004, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.8 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.9	Eighth Lease Modification Agreement dated May 25, 2006, between Registrant and Fisk Building Associates L.L.C., filed as Exhibit 10.9 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.10	Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated September 1, 2005, between Registrant and The Prudential Insurance Company of America, filed as Exhibit 10.10 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.11	First Amendment to Agreement of Spreader, Consolidation and Modification of Mortgage and Security Agreement dated May 25, 2006, between Registrant and The Prudential Insurance Company of America, filed as Exhibit 10.11 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.12	Amended, Restated and Consolidated Mortgage Note dated September 1, 2005, made by Registrant to the order of The Prudential Insurance Company of America, filed as Exhibit 10.12 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

EXHIBIT INDEX

(continued)

Number	Document

10.13	First Amendment to Amended, Restated and Consolidated Mortgage Note dated May 25, 2006, between Registrant and The Prudential Insurance Company of America, filed as Exhibit 10.13 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.14	Second Priority Mortgage and Security Agreement dated May 25, 2006 between Registrant and The Prudential Insurance Company of America, filed as Exhibit 10.14 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.15	Mortgage Note Secured by Second Priority Mortgage dated May 25, 2006, made by Registrant to the order of The Prudential Insurance Company of America, filed as Exhibit 10.15 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.16	Subordinate Mortgage dated October 15, 2009, among Registrant, Signature Bank and Fisk Building Associates L.L.C., filed as Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.17	Subordinate Mortgage Note dated October 15, 2009, made by Registrant to the order of Signature Bank, filed as Exhibit 10.17 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

10.18	Modification of Subordinate Mortgage Note, dated January 24, 2012 between Registrant and Signature Bank, filed as Exhibit 10.18 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2011, is incorporated by reference as an exhibit hereto.

24.1	Power of Attorney dated March 6, 2013 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-K for the year ended December 31, 2012.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

(continued)

Number	Document

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to a Power of Attorney, dated March 6, 2013 (the “Power”) and is supervisor of the accounting functions.

250 West 57th St. Associates L.L.C. (Registrant)

By:	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC, Supervisor of 250 West 57th St. Associates* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member

Anthony E. Malkin, Member

Date: March 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

250 West 57th St. Associates L.L.C.

(a Limited Liability Company)

We have audited the accompanying balance sheets of 250 West 57th St. Associates L.L.C. (the “Company”) as of December 31, 2012 and 2011 and the related statements of income, members’ deficiency and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule, Schedule III-Real Estate and Accumulated Depreciation for the years ended December 31, 2012 and 2011, also included in this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 250 West 57th St. Associates L.L.C. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 28, 2013

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

BALANCE SHEETS

	December 31,
	2012	2011
Assets
Real Estate at 250-264 West 57th Street, New York, N.Y. :
Building	$4,940,682	$4,940,682
Less: Accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	44,256,841	41,215,430
Less: Accumulated depreciation	(7,423,289)	(6,334,722)

	36,833,552	34,880,708

Tenant improvements	6,733,105	2,702,193
Less: Accumulated depreciation	(1,287,226)	(548,783)

	5,445,879	2,153,410

Land	2,117,435	2,117,435

Total real estate, net	44,396,866	39,151,553

Cash and cash equivalents:
Cash in banks	936,593	402,600
Fidelity U.S. treasury income portfolio	2,384,006	1,922,424

Total cash and cash equivalents	3,320,599	2,325,024

Due from Supervisor, a related party	60,000	60,000

Other assets	45,956	—

Deferred costs	1,752,344	790,019

Leasing commissions, less accumulated amortization of $996,614 and $740,183 in 2012 and 2011, respectively	1,400,573	795,274

Mortgage refinancing costs, less accumulated amortization of $1,580,197 and $1,263,152 in 2012 and 2011, respectively	647,623	964,668

Total assets	$51,623,961	$44,086,538

Liabilities and members’ deficiency
Liabilities:
Mortgage payable	$52,900,635	$44,935,520
Accrued mortgage interest	230,972	201,523
Payable to Lessee, a related party	3,322,181	3,576,129
Accrued supervisory fees, a related party	—	20,000
Accrued expenses	7,470	55,901
Due to Supervisor, a related party	621,233	153,445

Total liabilities	57,082,491	48,942,518

Commitments and contingencies	—	—
Members’ deficiency	(5,458,530)	(4,855,980)

Total liabilities and members’ deficiency	$51,623,961	$44,086,538

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF INCOME

	Years Ended December 31
	2012	2011
Revenue:
Rent income, from a related party	$7,844,758	$8,391,005
Interest and dividend income	1,530	917

Total revenue	7,846,288	8,391,922

Expenses:
Interest on mortgages	2,783,734	2,593,839
Supervisory services, to a related party	332,001	408,596
Depreciation of building and tenant improvements	1,827,010	1,502,213
Amortization of leasing commissions	256,431	191,639
Professional fees	504,416	225,060
Formation transaction expenses	133,112	174,235
Miscellaneous	42,128	9,235

Total expenses	5,878,832	5,104,817

Net income	$1,967,456	$3,287,105

Earnings per $5,000 participation unit, based on 720 participation units outstanding during each year	$2,733	$4,565

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENT OF MEMBERS’ DEFICIENCY

	Members’ Deficiency January 1, 2012	Share of Net Income for Year	Distributions	Members’ Deficiency December 31, 2012
Year ended December 31, 2012:
Anthony E. Malkin Joint Venture #1	$(485,598)	$196,746	$(257,001)	$(545,853)
Anthony E. Malkin Joint Venture #2	(485,598)	196,746	(257,001)	(545,853)
Anthony E. Malkin Joint Venture #3	(485,596)	196,746	(257,001)	(545,851)
Anthony E. Malkin Joint Venture #4	(485,597)	196,746	(257,001)	(545,852)
Peter L. Malkin Joint Venture #1	(485,595)	196,746	(257,001)	(545,850)
Peter L. Malkin Joint Venture #2	(485,596)	196,746	(257,001)	(545,851)
Peter L. Malkin Joint Venture #3	(485,598)	196,745	(257,000)	(545,853)
Peter L. Malkin Joint Venture #4	(485,600)	196,745	(257,000)	(545,855)
Peter L. Malkin Joint Venture #5	(485,600)	196,745	(257,000)	(545,855)
Peter L. Malkin Joint Venture #6	(485,602)	196,745	(257,000)	(545,857)

TOTALS	$(4,855,980)	$1,967,456	$(2,570,006)	$(5,458,530)

	Members’ Deficiency January 1, 2011	Share of Net Income for Year	Distributions	Members’ Deficiency December 31, 2011
Year ended December 31, 2011:
Anthony E. Malkin Joint Venture #1	$(486,038)	$328,711	$(328,271)	$(485,598)
Anthony E. Malkin Joint Venture #2	(486,038)	328,711	(328,271)	(485,598)
Anthony E. Malkin Joint Venture #3	(486,036)	328,711	(328,271)	(485,596)
Anthony E. Malkin Joint Venture #4	(486,037)	328,711	(328,271)	(485,597)
Peter L. Malkin Joint Venture #1	(486,036)	328,711	(328,270)	(485,595)
Peter L. Malkin Joint Venture #2	(486,036)	328,710	(328,270)	(485,596)
Peter L. Malkin Joint Venture #3	(486,038)	328,710	(328,270)	(485,598)
Peter L. Malkin Joint Venture #4	(486,040)	328,710	(328,270)	(485,600)
Peter L. Malkin Joint Venture #5	(486,040)	328,710	(328,270)	(485,600)
Peter L. Malkin Joint Venture #6	(486,042)	328,710	(328,270)	(485,602)

TOTALS	$(4,860,381)	$3,287,105	$(3,282,704)	$(4,855,980)

See accompanying notes to financial statements.

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011
Cash flows from operating activities:
Net income	$1,967,456	$3,287,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and tenant improvements	1,827,010	1,502,213
Amortization of leasing commissions	256,431	191,639
Amortization of mortgage refinancing costs	317,045	317,045
Leasing commissions paid	(861,730)	—
Changes in operating assets and liabilities:
Change in other assets	(45,956)	—
Change in accrued mortgage interest	29,449	12,642
Change in accrued supervisory fees, related party	(20,000)	(11,000)
Change in accrued expenses	(31,447)	(101,424)
Change in due to Supervisor	80,610	153,445

Net cash provided by operating activities	3,518,868	5,351,665

Cash flows from investing activities:
Purchase of building and tenant improvements	(7,343,255)	(4,640,848)

Net cash used in investing activities	(7,343,255)	(4,640,848)

Cash flows from financing activities:
Proceeds from mortgages payable	9,000,000	5,000,000
Repayment of mortgages payable	(1,034,885)	(979,358)
Change in deferred costs	(575,147)	(636,883)
Distributions to participants	(2,570,006)	(3,282,704)

Net cash provided by financing activities	4,819,962	101,055

Net increase in cash and cash equivalents	995,575	811,872
Cash and cash equivalents, beginning of year	2,325,024	1,513,152

Cash and cash equivalents, end of year	$3,320,599	$2,325,024

Supplemental disclosure of cash flow information-
Cash paid for interest	$2,437,240	$2,264,153

Non-cash investing and financing activities:
Purchases of buildings and tenant improvements included in Payable to Lessee, a related party	$3,322,181	$3,576,129

Deferred costs included in Due to Supervisor	$422,031	$34,853

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

Associates’ members are Peter L. Malkin and Anthony E. Malkin each of whom also acts as an agent for holders of participations in his respective member interest in Associates (“Participants”). In the Statements of Members’ Deficiency, each such agent’s representation is referred to as a joint venture (i.e., six Peter L. Malkin joint ventures and four Anthony E. Malkin joint ventures).

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

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

In connection with the building improvement program, which began in 1999 (Note 11), costs totaling $51,677,946 and $44,605,623 have been incurred through December 31, 2012 and 2011, respectively, for building and tenant improvements ($7,072,323 for 2012 and $4,758,981 for 2011).

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

Associates assesses the carrying amount of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When Associates determines that the carrying amount of long-lived assets is impaired, the measurement of any impairment is based on a discounted cash flow method. No impairment loss has been recorded in the years ended December 31, 2012 and 2011.

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

Taxable years ended December 31, 2009 through 2012 are subject to IRS and other jurisdictions tax examinations.

At December 31, 2012 and 2011, the reported amounts of Associates’ aggregate net assets exceeded their tax bases by approximately $3,322,972 and $1,854,000, respectively.

h.	Offering Costs

In connection with the proposed consolidation of certain properties and an initial public offering of the consolidated group (the “IPO”), Associates has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the IPO, or expensed as incurred if the IPO is not consummated. Certain costs associated with the IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the consolidation transaction, are expensed as incurred.

Through December 31, 2012, Associates has incurred external offering costs of $1,752,344, of which Associates incurred $962,325 and $636,883 for the year ended December 31, 2012 and 2011, respectively, and were reflected as deferred costs on Associates Condensed Balance Sheets. A total of $621,233 and $127,671 of these costs were in Due to Supervisor at December 31, 2012 and December 31, 2011, respectively. Additional offering costs for work done by employees of the Supervisor of $151,070 and $109,560 for the year ended December 31, 2012 and 2011, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by Associates.

Correction of an Immaterial Error in the Financial Statements

Associates’ prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, Associates determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2011 and 2010 periods and had accumulated to an amount of $213,500 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, Associates concluded that the error was not material to any of its prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010. Associates applied the guidance for accounting changes and error corrections and revised our prior period financial statements presented in this prospectus/consent solicitation.

The following tables present the effect this correction had on the combined financial statements as of and for the year ended December 31, 2011. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment have been revised, as applicable.

	As of December 31, 2011
	As reported	Adjustment	As adjusted
Deferred costs, net	$1,003,519	$(213,500)	$790,019
Owners’ equity (deficit)	(4,642,480)	(213,50)	(4,855,980)

	For the year ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$174,235	$174,235
Net income	3,461,340	(174,235)	3,287,105
Net cash provided by operating activities	5,525,900	(174,235)	5,351,665
Net cash used in financing activities	(73,180)	174,235	101,055
Net change in cash and cash equivalents	811,872	—	811,872

i.	New Accounting Pronouncements

During May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. The guidance was effective for Associates beginning with the first interim period in 2012. In accordance with the guidance, Associates was required to disclose the level in the fair value hierarchy in which each fair value lies that is disclosed but not used to measure an asset or liability on the balance sheet. The guidance also clarifies that the fair value of a non-financial asset is based on its highest and best use and requires disclosure if a non-financial asset is being used in a manner that is not its highest and best use. The adoption of ASU 2011-04 on January 1, 2012 did not have a material impact on Associates financial condition or results of operations.

J.	Reclassification

For purposes of comparison, certain items shown in the 2011 consolidated financial statements have been reclassified to conform with the presentation used for 2012.

3.	Mortgages Payable

On December 29, 2004, a first Mortgage (the “First Mortgage”) was placed on the property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn, and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only at the rate of 5.33% per annum till January 5, 2007. Commencing February 5, 2007, Associates is required to repay the full $30,500,000 in equal monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $26,441,949 at December 31, 2012 and $27,220,488 at December 31, 2011. The First Mortgage matures on January 5, 2015, when the principal balance will be $24,754,972. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the mortgage is paid in full during the last 60 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Associates is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage is $11,524,070 at December 31, 2012 and $11,780,416 at December 31, 2011. The Second Mortgage matures on January 5, 2015, when the principal balance will be $10,961,870. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Associates closed on a $21,000,000 line of credit (the “Line of Credit”) from Signature Bank secured by a mortgage on the property, subordinate to the existing First Mortgage and Second Mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing, $934,616 was drawn and the balance of the line of credit is $14,934,616 at December 31, 2012 and $5,934,616 at December 31, 2011. The loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. Interest on the loan is at a floating rate of prime plus 1.0% with a floor of 6.50% per annum unless Associates elects to fix the rate on the floating rate balance, in minimum increments of $5,000,000, for the then-remaining loan term. Associates has two options to fix the then-floating rate balance. Such fixed rate shall be (a) 300 basis points over the Treasury Bill rate with a floor of 6.50% per annum or (b) if Associates then chooses to eliminate any loan prepayment penalty, 325 basis points over the Treasury Bill rate with a floor of 6.75% per annum.

The following is a schedule of principal payments on the mortgages in each of the three years subsequent to December 31, 2012, and thereafter:

Year ending December 31,
2013	$1,093,545
2014	1,155,574
2015	50,651,516

Total	$52,900,635

The real estate and all sublease rents are pledged as collateral for the First and Second Mortgage and the Line of Credit.

The estimated fair value of Associates’ mortgage payable, based on the available market information, was approximately $55,478,595 and $47,991,102 at December 31, 2012 and 2011, respectively. The fair values of our mortgages payable are based on discounted cash flow models using currently available market rates assuming the loans are outstanding through maturity and considering the loan to value ratios.

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

The Registrant uses the following methods and assumptions in estimating fair value disclosures for financial instruments.

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, accrued supervisory fees, a related party, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in the Registrant’s Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Item 1(c), is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to us.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1—Quoted prices in active markets for identical instruments.

Level 2—Valuations based principally on other observable market parameters, including:

•	Quoted prices in active markets for similar instruments;

•	Quoted prices in less active or inactive markets for identical or similar instruments;

•	Other observable inputs (such as risk free interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates); and

•	Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3—Valuations based significantly on unobservable inputs.

•	Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $55,478,595, compared to the book value of the related debt of $52,900,635 at December 31, 2012.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2012. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

5.	Related-Party Transactions—Rent Income

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

Lessee is required to make a monthly payment to Associates, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year ending September 30 in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Associates to make regular monthly distributions at 20% per annum on the Participants’ remaining original cash investment (which remaining cash investment at December 31, 2012, was equal to the participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income was comprised as follows:

	Year ended December 31,
	2012	2011
Basic annual rent	$3,534,344	$3,288,666

Primary Overage rent	752,000	752,000
Secondary Overage rent	3,558,414	4,350,339

Total Overage rent	4,310,414	5,102,339

Rent income	$7,844,758	$8,391,005

Secondary Overage Rent represents 50% of the excess of the Lessee’s net operating profit of $7,869,124 and $9,452,901 in 2012 and 2011, respectively, over $752,000 in each year, less $148 and $111 in 2012 and 2011, respectively, of dividends earned and retained by Associates on funds borrowed for the improvement program.

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

The following is a schedule of future minimum rental income (assuming that the Lessee does not surrender the Lease):

Year Ending December 31,
2013	$3,860,000
2014	3,860,000
2015	28,000	*
2016	28,000	*
2017	28,000	*
Thereafter	996,000	*

	$8,800,000

*	Associates intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

Real estate taxes incurred directly by the Lessee for the years ended December 31, 2012 and 2011 totaled $4,400,949 and $4,156,415, respectively.

6.	Related Party Transactions—Supervisory and Other Services

Supervisory and other services are provided to Associates by Malkin Holdings LLC (“Malkin Holdings” or the “Supervisor”), a related party. Beneficial interests in Associates and Lessee are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Associates pays Supervisor for supervisory services and disbursements. The basic fee had been payable at the rate of $3,333 per month, since the fiscal year ended September 30, 1980. The Agents approved an increase in such fee in an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the basic fee to $102,000 per annum effective July 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. The basic fee was adjusted to $107,190 effective July 1, 2012. Fees for supervisory services were $332,001 and $408,596 for 2012 and 2011, respectively. For the years ended December 31, 2012 and 2011, Malkin Holdings earned $151,070 and $109,560, respectively, included in professional fees, for special supervisory services at hourly rates in connection with a proposed consolidation of Associates, other public and private entities supervised by Malkin Holdings, and Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed REIT, all representing Associates’ allocable portion of such fees to be paid directly and not borne indirectly through additional rent deductions. Malkin Holdings receives an additional payment equal to 10% of all distributions received by the participants in Associates in excess of 15% per annum on the original cash investment of $3,600,000. For tax purposes, such additional payment is recognized as a profits interest and the Supervisor is treated as a partner, all without modifying each participant’s distributive share of reportable income and cash distributions. Distributions in respect of Malkin Holdings’ profits interest totaled $225,556 and $304,745 for 2012 and 2011, respectively.

Malkin Holdings also serves as supervisor for the Lessee, for which it receives a basic annual fee of $102,000 effective January 1, 2010, to be adjusted annually for any subsequent increase in the Consumer Price Index. For the years ended December 31, 2012 and 2011, Malkin Holdings received $163,786 and $87,776, respectively, from the Lessee in other service fees. Malkin Holdings receives a payment from Lessee in respect of its profits interest equal to 10% of distributions in excess of $100,000 a year. Distributions in respect of Malkin Holdings’ profits interest from the Lessee totaled $162,959 and $412,960 for the years ended December 31, 2012 and 2011, respectively.

Under separate agreements to which Lessee is not a party, certain of Lessee’s participants pay Malkin Holdings and members of Peter L. Malkin’s immediate family a percentage of distributions above an annual threshold. These third-party payments (which totaled $116,436 and $407,529 to Malkin Holdings and such Malkin family members in 2012 and 2011, respectively) do not impose any obligation upon Lessee or affect its assets and liabilities.

The Supervisor of Associates is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to a proposed Consolidation (as defined below) pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the Securities and Exchange Commission. In the proposed transaction (the “Consolidation”), (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in Associates and such other public limited liability companies for them to contribute their interests in the Consolidation. Consents have been obtained from participants in the private entities and the Supervisor and certain affiliated companies and affiliates of the Supervisor for them to make such contributions. The consideration to be paid to the contributing companies and entities in the Consolidation will be allocated in accordance with exchange values determined based on appraisals by an independent third party.

7.	Number of Participants

There were 640 and 629 participants in the various joint ventures as of December 31, 2012 and 2011, respectively.

8.	Determination of Distributions to Participants

Distributions to participants during each year represent mainly the excess of rent income received over the mortgage requirements and cash expenses.

9.	Distributions and Amount of Income per $5,000 Participation Unit

Distributions and amount of income per $5,000 participation unit during the years ended December 31, 2012 and 2011, based on 720 participation units outstanding during each year, consisted of the following:

	Year ended December 31,
	2012	2011
Income	$2,733	$4,559
Return of capital	836	—

Total distributions	$3,569	$4,559

10.	Concentration of Credit Risk

Associates maintains cash and cash equivalents in two banks and a money market fund (Fidelity U.S. Treasury Income Portfolio). Beginning January 1, 2013, non-interest bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same FDIC Insured Depository Institution (“IDI”). Instead, non-interest bearing transaction accounts are added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance will be insured up to at least the standard maximum deposit insurance amount of $250,000, per depositor, at each separately chartered IDI. Distributions are paid from a cash account held by Malkin Holdings. That account is included on the accompanying balance sheet as “Due from Supervisor.” The funds ($60,000 at December 31, 2011 and 2010) were paid to the participants on January 1, 2012 and 2011, respectively.

11.	Contingencies

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

In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.

12.	Building Improvement Program and Agreement to Extend Lease

In 1999, the Participants of Associates and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Participants and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, Associates’ Participants authorized a grant to the Lessee, upon completion of the Program, of the right to further extensions of the Lease beyond 2103, based on the net present benefit to Associates of the improvements made. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Associates of the improvements made. The Participants in Associates and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of December 31, 2012, Associates had incurred or accrued costs related to the Program of $51,677,946 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowings available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow.

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

13.	Subsequent Events

Subsequent events have been evaluated for potential recognition and disclosure.

SCHEDULE III

250 WEST 57th ST. ASSOCIATES L.L.C.

(A Limited Liability Company)

Real Estate and Accumulated Depreciation

Column		December 31, 2012	December 31, 2011
A	Description
	Office building and land located at 250-264 West 57th Street, New York, New York, known as the “Fisk Building”.
B	Encumbrances
	Prudential Insurance Company of America and Signature Bank at December 31	$52,900,635	$44,935,520

C	Initial cost to company
	Land	$2,117,435	$2,117,435

	Building	$4,940,682	$4,940,682

D	Cost capitalized subsequent to acquisition
	Building improvements (net of $249,791 written off in 2003)	$50,989,946	$44,605,623

	Carrying costs	None	None

E	Gross amount at which carried at close of period
	Land	$2,117,435	$2,117,435

	Building, building and tenant improvements	$55,930,628	$49,546,305

		(a)	(a)
	Total	$58,048,063	$51,663,740

F	Accumulated depreciation
		(b)	(b)
	(net of $249,791 written off in 2003)	$13,651,197	$12,512,188

G	Date of construction	1921	1921
H	Date acquired	September 30, 1953	September 30, 1953
I	Life on which depreciation in latest income statements is computed	39 years	39 years
(a)	Gross amount of real estate
	Balance at January 1	$48,858,305	$46,904,759
	Purchase of building improvements and building improvements in progress (expenditures advanced by Lessee, a related party, and recorded by the Company):	7,072,323	4,758,981
	Assets sold / written off	—	(2,805,435)

	Balance at December 31	55,930,628	$48,858,305

	The costs for federal income tax purposes are the same as for financial statement purposes.
(b)	Accumulated depreciation
	Balance at January 1	$11,824,187	$11,009,975
	Depreciation	1,827,010	1,502,213
	Assets sold / written off	—	(688,001)

	Balance at December 31	$13,651,197	$11,824,187

FISK BUILDING ASSOCIATES L.L.C.

FINANCIAL STATEMENTS

Years Ended December 31, 2012 and 2011

FISK BUILDING ASSOCIATES L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Fisk Building Associates L.L.C.

(A Limited Liability Company)

We have audited the accompanying balance sheets of Fisk Building Associates L.L.C. (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ equity and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisk Building Associates L.L.C. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 28, 2013

FISK BUILDING ASSOCIATES L.L.C.

BALANCE SHEETS

December 31,	2012	2011
ASSETS
Property—at cost
Leasehold	$100,000	$100,000
Leasehold improvements	7,514,498	7,514,498
Subtenant improvements	3,934,333	4,676,212

	11,548,831	12,290,710
Less accumulated depreciation and amortization	3,737,156	3,836,485

Net Property	7,811,675	8,454,225
Other Assets:
Cash and cash equivalents	4,348,226	4,615,440
Restricted cash—tenants’ security deposits	2,047,227	1,931,803
Restricted cash—managing agent	1,302,205	1,068,592
Rent receivable—net of allowance for doubtful accounts of $69,000 and $527,000	385,064	337,791
Unbilled rent receivable—net	5,080,582	4,849,800
Due from Lessor	3,322,181	3,593,117
Due from Supervisor	55,556	55,556
Due from nonresident members	234	—
Prepaid expenses and other assets	2,392,030	2,204,151
Deferred charges and other deferred costs, net of accumulated amortization	3,947,685	3,039,008

Total Assets	$30,692,665	$30,149,483

LIABILITIES AND MEMBERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$1,508,777	$1,322,379
Accrued overage rent due Lessor	530,803	1,190,368
Tenants’ security deposits payable	2,047,227	1,931,803
Deferred income	787,164	655,846

Total Liabilities	4,873,971	5,100,396
Commitments and Contingencies	—	—
Members’ Equity	25,818,694	25,049,087

Total Liabilities and Members’ Equity	$30,692,665	$30,149,483

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF INCOME

Years Ended December 31,	2012	2011
Revenue:
Minimum rental revenue	$20,511,042	$20,120,689
Escalations and expense reimbursements	4,552,248	4,885,037
Other income	172,106	75,968

Total Revenue	25,235,396	25,081,694

Operating Expenses:
Basic rent expense	3,502,325	3,288,665
Primary overage rent	752,000	752,000
Secondary overage rent	2,898,849	4,483,827
Real estate taxes	4,400,949	4,156,415
Payroll and related costs	3,249,918	3,167,230
Repairs and maintenance	2,521,641	1,248,217
Electricity	1,607,131	1,620,873
Utilities	570,516	438,452
Management fee	273,152	284,334
Supervisory and other fees	269,690	516,887
Professional fees	919,914	606,002
Insurance	246,265	198,197
Advertising	372,726	242,466
Administrative	208,425	203,470
Depreciation	681,341	919,983
Amortization	494,171	436,763
Bad debts (recovery)	(202,514)	607,194
Formation transaction expenses	132,986	156,813

Total Operating Expenses	22,899,485	23,327,788

Operating Income	2,335,911	1,753,906
Interest Income	363	2,703

Net Income	$2,336,274	$1,756,609

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

Years Ended December 31,	2012	2011
Members’ Equity—beginning of year	$25,049,087	$27,109,143
Net Income	2,336,274	1,756,609
Distributions	(1,566,667)	(3,816,665)

Members’ Equity—end of year	$25,818,694	$25,049,087

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

STATEMENTS OF CASH FLOWS

Years Ended December 31,	2012	2011
Cash Flows from Operating Activities:
Net income	$2,336,274	$1,756,609
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	681,341	919,983
Amortization	494,171	436,763
Bad debts—net	(202,514)	607,194
Net change in operating assets and liabilities:
Rent receivable	(759)	(439,433)
Unbilled rent receivable	(74,782)	619,853
Restricted cash—managing agent	(233,613)	(758,162)
Prepaid expenses and other assets	(188,110)	(178,254)
Deferred charges—leasing commissions	(464,900)	(261,711)
Accounts payable and accrued liabilities	107,955	339,781
Accrued overage rent due Lessor	(659,565)	133,488
Deferred income	131,318	(58,261)

Net Cash Provided by Operating Activities	1,926,816	3,117,850

Cash Flows from Investing Activities:
Property additions	(38,791)	(859,045)
Due from Lessor	270,936	(348,090)
Restricted tenants’ escrow deposits—net	—	769,099

Net Cash Provided by (Used in) Investing Activities	232,145	(438,036)

Cash Flows from Financing Activities:
Members’ distributions	(1,566,667)	(3,816,665)
Other deferred costs	(859,505)	(257,732)
Due from nonresident members—net	(3)	—

Net Cash Used in Financing Activities	(2,426,175)	(4,074,397)

Net Decrease in Cash and Cash Equivalents	(267,214)	(1,394,583)
Cash and Cash Equivalents—beginning of year	4,615,440	6,010,023

Cash and Cash Equivalents—end of year	$4,348,226	$4,615,440

Non-Cash Financing Activities:
Other deferred costs included in accounts payable and accrued liabilities	$545,628	$430,130

The accompanying notes are an integral part of these statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Nature of Business	The Company was originally organized on May 1, 1954 as a general partnership in order to lease and sublease the 534,000 square foot office building situated at 250 West 57th Street, New York, New York (the “Property” or “Fisk Building”). At December 31, 2012, the Property is approximately 88% occupied. On February 13, 2003, the Company converted from a general partnership to a New York limited liability company and is now known as Fisk Building Associates L.L.C. (the “Company”). Although limited liability companies are unincorporated associations, their members have limited personal liability for the obligations or debts of the entity similar to stockholders of a corporation.

The Company commenced operations on May 1, 1954 and is to continue until the earlier of the complete disposition of all of the Company’s assets, unless sooner terminated pursuant to the Operating Agreement or by law.

2.	Summary of Significant Accounting Policies	Revenue recognition—Minimum rental revenue is recognized on a straight-line basis over the terms of the subleases. The excess of rents so recognized over amounts contractually due pursuant to the underlying subleases is included in unbilled rent receivable on the accompanying balance sheets. Subleases generally contain provisions under which tenants reimburse the Company for increases in the consumer price index, real estate taxes and other recoverable costs. Receivables for escalation and expense reimbursements are accrued in the period the related expenses are incurred. Rental payments received before they are recognized as income are recorded as deferred income.

The Company provides an estimated allowance for uncollectible rent receivable based upon an analysis of tenant receivables and historical bad debts, tenant concentrations, tenant credit worthiness, tenant security deposits (including letters of credit and sublease guarantees provided by the tenant), current economic trends and changes in tenant payment terms. Rent receivable is shown net of an estimated allowance for doubtful accounts of $69,000 and $527,000 at December 31, 2012 and 2011, respectively. Unbilled rent receivable is shown net of an estimated allowance for doubtful accounts of $157,000 and $313,000 at December 31, 2012 and 2011, respectively.

Bad debt expense is shown net of recoveries which for 2012 is a net recovery.

Cash and cash equivalents—The Company considers highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents. Cash equivalents consist of a money market mutual fund (Fidelity U.S. Treasury Income Portfolio).

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

At times the Company has demand and other deposits with a bank in excess of federally insured limits. The possibility of loss exists if the bank holding uninsured deposits were to fail.

Property—The Company reviews real estate assets for impairment whenever events or changes in circumstances indicate the carrying amount of assets to be held and used may not be recoverable. Impairment losses are recognized when the estimated undiscounted cash flows expected to be generated by those assets are less than the assets’ carrying amount. Impaired assets are recorded at their estimated fair value calculated based on the discounted cash flows expected to be generated by the asset. No impairment loss has been recorded in the years ended December 31, 2012 and 2011.

Depreciation and amortization—Depreciation is computed by the straight-line method over the estimated useful lives of forty years for the leasehold improvements. Subtenant improvements and leasing commissions are amortized by the straight-line method over the terms of the related tenant subleases.

Repairs and maintenance are charged to expense as incurred. Expenditures which increase the useful lives of the assets are capitalized. When property is replaced, retired or otherwise disposed of, the cost of such property and the accumulated depreciation thereon are deducted from the respective accounts and the related gain or loss, if any, is reflected in operations.

Sales tax—Sales tax collected by the Company from tenants for sub-metered electricity is presented in the financial statements on a gross basis and, accordingly, included in revenue and expenses.

Income taxes—The Company is not subject to federal, state and local income taxes and, accordingly, makes no provision for income taxes in its financial statements. The Company’s taxable income or loss is reportable by its members.

The Company follows the provisions pertaining to uncertain tax positions of Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC) 740, Income Taxes, and has determined that there are no material uncertain tax positions that require recognition or disclosure in the financial statements.

Advertising—The Company expenses advertising costs as incurred.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Environmental costs—The Property contains asbestos. The asbestos is appropriately contained, in accordance with current environmental regulations. As certain demolition of the space occurs, environmental regulations are in place which specify the manner in which the asbestos must be handled and disposed. Because the obligation to remove the asbestos has an indeterminable settlement date, the Company is unable to reasonably estimate the fair value of this obligation. Asbestos abatement costs are charged to expense as incurred.

Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates. The Company regards the allowance for uncollectible rent (including unbilled rent receivable) as being particularly sensitive. Further, when subtenants experience financial difficulties, uncertainties associated with assessing the recoverability of subtenant improvements and leasing commissions increase.

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

New accounting pronouncements—In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP. This ASU provides guidance setting forth additional requirements relating to disclosures about fair value. In accordance with the guidance, the Company requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy. For non-public companies, ASU No. 2011-04 is effective for annual periods beginning on or after December 15, 2011. The adoption of this update on January 1, 2012 did not have a material impact on our financial statements.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

In September 2011, the FASB issued ASU 2011-9, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. The ASU requires substantially more disclosures regarding the multiemployer plan the Company participates in, the nature of the Company’s commitment to the plan and other disclosures. The current recognition and measurement guidance is unchanged. For nonpublic companies this ASU is effective for annual periods for fiscal years ending after December 15, 2012. See Note 8.

Subsequent events—The Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2013, the date the financial statements were available to be issued.

3.	Members’ Equity	Profits, losses and distributions are allocated to the members pursuant to the Company’s Operating Agreement.

4.	Deferred Charges	Deferred charges consist of the following as of December 31, 2012 and 2011:

	2012	2011
Leasing commissions	$4,302,430	$3,815,275
Other deferred costs	1,652,427	736,734

	5,954,857	4,552,009
Less accumulated amortization	2,007,172	1,513,001

Total	$3,947,685	$3,039,008

Prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Company determined that certain costs related to the structuring of the IPO (as defined in Note 5) that were previously included in other deferred costs should have been expensed in the periods incurred. The correction impacted the year ended December 31, 2011, the year ended December 31, 2010 and had accumulated to an amount of approximately $196,000 as of December 31, 2011. Adhering to applicable guidance for accounting changes and error corrections, the Company concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to other deferred costs and formation transaction expenses for the year ended December 31, 2011 and the year ended December 31, 2010. The Company applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The following tables present the effect this correction had on the financial statements as of December 31, 2011 and December 31, 2010. Additionally, financial information included in the notes to the financial statements that is impacted by the adjustment has been revised, as applicable.

	As of December 31, 2010
	As reported	Adjustment	As adjusted
Members’ equity	$27,148,408	$(39,265)	$27,109,143

	For the
	Twelve Months Ended December 31, 2011
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$156,813	$156,813
Net income	1,913,422	(156,813)	1,756,609
Net cash provided by operating activities	3,274,663	(156,813)	3,117,850
Net cash used in financing activities	(4,231,210)	156,813	(4,074,397)
Net increase in cash and cash equivalents	(1,394,583)	—	(1,394,583)
Deferred costs	3,235,086	(196,078)	3,039,008
Members’ equity	$25,245,165	($196,078)	$25,049,087

5.	Related Party Transactions	The Company (the “Lessee”) entered into a lease agreement with 250 West 57th St. Associates L.L.C. (the “Lessor”) which is currently set to expire on September 30, 2053. The participants in Lessor have consented to the granting of options to the Lessee to extend the lease for two additional 25 year renewal terms expiring in 2103, and the Agents of the Lessor intend to grant all of these options, based on the Lessee’s compliance with the terms of such consents. There is no change in the terms of the lease during the renewal periods. The Lessee may terminate the lease on 60 days prior written notice without any further liability.

The lease provides for an annual basic rent equal to the sum of the constant annual mortgage charges incurred on all mortgages by the Lessor (excluding any balloon principal payment due at maturity), plus $28,000.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

Overage rent expense is recognized prior to the end of the lease year based on net operating income earned to date provided it is probable that the Company will generate net operating income for the lease year in such amount as to obligate the Company to pay overage rent. In the event it becomes probable that net operating income for the lease year will be insufficient to require the payment of overage rent, any previously recorded overage rent would be reversed into income. As of December 31, 2012 and 2011 the accrued secondary overage rent due Lessor was $530,803 and $1,190,368, respectively.

In 1999, the participants in Lessor and the members in Lessee consented to a building improvement program (the “Program”) estimated to cost approximately $12,200,000. In 2004, the Lessor and the Lessee approved an increase in the Program from $12,200,000 to approximately $31,400,000 under substantially the same conditions as had previously been approved. To induce the Lessee to approve the Program, the Lessor agreed to grant the Lessee, upon completion of the Program, the right to further extensions of the lease beyond 2103. In accord with the 2004 consent program, on December 29, 2004, Lessor obtained a new first mortgage of $30,500,000 (the “First Mortgage”), of which $15,500,000 was used to repay the then existing first mortgage. The balance was used to complete the then currently estimated costs for existing and additional improvements, including subtenant installation and leasing commissions. The Program was further increased in 2006 from $31,400,000 to up to $82,300,000. In 2006, the Lessor and Lessee approved increased refinancing of up to $63,900,000. On May 25, 2006, Lessor obtained a second mortgage of $12,410,000 (the “Second Mortgage”), which was used to finance capital improvements as needed. On October 15, 2009, Lessor closed on a $21,000,000 line of credit (the “Line of Credit”), of which $934,616 was drawn at closing. On December 22, 2011, the Lessor drew down an additional $5,000,000. On November 7, 2012, the Lessor drew down an additional $9,000,000, bringing the total amount advanced to date to $14,934,616. The Line of Credit is secured by a mortgage, which is subordinate to the First and Second Mortgages, which will be used to finance capital improvements as needed.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

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

The Lessor’s Line of Credit in the amount of $21,000,000 is scheduled to mature on January 5, 2015. The Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 6.5% per annum unless the Lessor elects to fix the rate (as defined) and requires payments of interest only. On January 24, 2012, the Lessor entered into a modification agreement on the Line of Credit. Effective January 24, 2012 the Line of Credit bears interest at a floating rate of prime plus 1% with a floor of 4.25% per annum. Should the Lessor elect to fix the interest rate, the modification allows the Lessor to elect prepayment without any prepayment fees (as defined).

In connection with the Mortgage loans, the Company has assigned all subleases and rents to the lenders as additional collateral.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments as of December 31, 2012 (based on the current amount of the Lessor’s outstanding mortgage obligations including the additional advance drawn on November 7, 2012, and assuming the Company does not surrender the lease):

Years ending December 31,
2013	3,860,000
2014	3,860,000
2015	28,000	*
2016	28,000	*
2017	28,000
Thereafter	996,000	*

	$8,800,000

*	The Lessor intends to refinance the existing mortgages which mature on January 5, 2015. In accordance with the November 2000 Lease Modification Agreement and subsequent modifications, basic rent will increase to include the required debt service on the refinanced mortgages. The above table does not reflect the additional basic rent that will result after January 2015 from the refinanced debt.

As of December 31, 2012 and 2011, the Lessor had incurred costs related to the Program of approximately $51,700,000 and $44,600,000, respectively, and estimates that costs upon completion will be approximately $82,300,000. The Lessor has funded and capitalized leasing commissions totaling approximately $2,859,764 and $1,998,034 as of December 31, 2012 and 2011, respectively. The balance of the costs of the Program will be financed by the additional $21,000,000 previously approved loan that closed on October 15, 2009 and the Company’s operating cash flow.

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

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Fees and payments to Malkin Holdings are as follows:

	Years Ended
	December 31,
	2012		2011
Basic supervisory fees	$106,697		$103,663
Offering costs for work done by employees of the Supervisor	150,234	*	100,287	*
Service fee on investment income	34		264
Profits interest	162,959		412,960

Total	$419,924		$617,174

*	Included in professional fees in the Statements of Income.

Malkin Holdings receives an additional payment from the Company equal to 10% of distributions in excess of $100,000 a year. For tax purposes such additional payment is treated as a profits interest and Malkin Holdings is treated as a member. Distributions in respect of Malkin Holdings’ profits interest totaled approximately $162,959 and $412,960 for the years ended December 31, 2012 and 2011. In addition, other fees and disbursements to Malkin Holdings were $13,518 and $111,470 for the years ended December 31, 2012 and 2011, respectively.

Distributions are paid from a cash account held by Malkin Holdings. That account is reflected on the balance sheets as “Due from Supervisor.”

For administration and investment of the Company’s supervisory account, Malkin Holdings has earned since 1978 a service fee of 10% of the account interest (an annual fee currently less than 0.1% of the account balance), which fee totaled $34 and $264 for the years ended December 31, 2012 and 2011, respectively.

Through December 31, 2012, the Company has incurred an aggregate of $2,435,240 (of which $1,380,334 and $858,496 is related to the years ended December 31, 2012 and 2011, respectively), of which $1,652,427 and $736,734 has been capitalized and included as other deferred costs at December 31, 2012 and 2011, respectively, of which $877,737 and $489,440 are included in accounts payable and accrued expenses at December 31, 2012 and 2011, respectively, to reimburse Malkin Holdings for third-party fees it had advanced in connection with a proposed consolidation of the Company, other public and private entities supervised by Malkin Holdings, Malkin Holdings and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”). If the Consolidation and IPO are completed, the Company will be reimbursed for all such costs.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Malkin Holdings also serves as supervisor for the Lessor and receives from the Lessor a basic annual fee and a payment based on distributions to its investors. Beneficial interests in the Lessor are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

6.	Rental Income Under Operating Subleases	Future minimum rentals to be received, assuming neither renewals nor extensions of subleases which may expire during the periods, on noncancelable operating subleases in effect at December 31, 2012 are as follows:

Years ending December 31,
2013	$19,500,000
2014	17,000,000
2015	14,200,000
2016	11,800,000
2017	10,300,000
Thereafter	24,700,000

$97,500,000

Approximately 43% of future minimum rental income is due from three tenants in the retail and publishing industries. For the year ended December 31, 2012, these three tenants represent approximately 20% of rental income.

7.	Management Fee	The Company has engaged Cushman & Wakefield, Inc. to lease and manage the Property. Pursuant to the management agreement, the management fee is equal to 1.125% of total collected proceeds per month with a minimum annual fee of $112,500 per annum (which is reduced by the service fee on interest income earned on tenants’ security deposits). For the years ended December 31, 2012 and 2011, the management fee totaled $273,152 and $284,334, respectively.

A portion of the Company’s cash is held in accounts in the custody of the managing agent. These amounts are included in the accompanying balance sheets as “Restricted cash—managing agent.”

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

8.	Multiemployer Pension Plan	The Company contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in the multiemployer plan are different from a single-employer plan in the following aspects:

•	Assets contributed to the multiemployer defined plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If the Company chooses to stop participating in its multiemployer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The Company participates in various unions. The union which has significant employees and costs is as follows:

32BJ

The Company participates in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2011 and 2012, the actuary certified that for the plan years beginning July 1, 2011 and 2012, respectively, the Pension Plan was in critical status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2012. For the years ended December 31, 2012, and 2011, the Pension Plan received contributions from employers totaling approximately $212,741,000, and $201,266,000, respectively.

The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the years ended December 31, 2012, and 2011, the Health Plan received contributions from employers totaling approximately $893,329,000 and $843,205,000, respectively.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

Terms of Collective Bargaining Agreements

The most recent collective bargaining agreement for Local 32BJ commenced from January 1, 2012 through December 31, 2015 (prior agreement was from January 1, 2008 through December 31, 2011).

Contributions

Contributions the Company made to the multiemployer plans for the years ended December 31, 2012 and 2011 are included in the table below:

Benefit Plan

	2012	2011
Pension plans (pension and annuity)*	$168,000	$156,000
Health plans**	362,000	332,000
Other***	22,000	16,000

Total plan contributions	$552,000	$504,000

*	Pension plans include $52,000 and $48,000 for the years ended 2012 and 2011, respectively, from multiemployer plans not discussed above.
**	Health plans include $52,000 and $49,000 for the years ended 2012 and 2011, respectively, from multiemployer plans not discussed above.
***	Other includes $14,000 and $11,000 for the years ended 2012 and 2011, respectively, from multiemployer plans not discussed above for union costs which were not itemized between pension and health plans.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

9.	Commitments and Contingencies	In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Helmsley estate, the operating partnership and the company for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the transaction and the process by which it was structured (including the valuation that was employed) are unfair to the participants, the consolidation provides excessive benefits to the Malkin Holdings group and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed transaction. The complaints seek money damages and injunctive relief preventing the proposed transaction. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the consolidation had been structured in such a manner that would cause the subject LLC participants immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into the company, and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and the Helmsley estate and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to investors in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Helmsley estate and the Malkin Holdings group (provided that no member of the Malkin Holdings group that would become a direct or indirect subsidiary of the company in the consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The company and the operating partnership will not bear any of the settlement payment.

FISK BUILDING ASSOCIATES L.L.C.

NOTES TO FINANCIAL STATEMENTS

The settlement further provides for the certification of a class of participants in the three subject LLCs and all of the private entities, other than defendants and other related persons and entities, and a release of any claims of the members of the class against defendants and related persons and entities, as well as underwriters and other advisors. The release in the settlement excludes certain claims, including but not limited to, claims arising from or related to any supplement to the Registration Statement on Form S-4 that is declared effective to which the plaintiffs’ counsel objects in writing, which objection will not be unreasonably made or delayed, so long as plaintiffs’ counsel has had adequate opportunity to review such supplement. Members of the putative class have the right to opt out of the monetary portion of the settlement, but not the portion providing for equitable relief. The settlement is subject to court approval. It is not effective until such court approval is final, including the resolution of any appeal. Defendants continue to deny any wrongdoing or liability in connection with the allegations in the Class Actions.

On January 18, 2013, the parties jointly moved for preliminary approval of such settlement, for permission to send notice of the settlement to the class, and for the scheduling of a final settlement hearing (collectively, “preliminary approval”).

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. On February 21, 2013 the court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the class action, other than permission to join the case by separate counsel solely for the purpose of supporting the allegation of the objecting participants that the buyout will deprive non-consenting participants in Empire State Building Associates L.L.C. of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

The court has scheduled a hearing on a motion for final approval of the settlement for May 2, 2013.