Form 10-Q
period 2013-03-31
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2013-05-13
CIK 100412

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	45,594,307	44,256,841
Less: accumulated depreciation	(7,714,489)	(7,423,289)

	37,879,818	36,833,552

Tenant improvements	6,742,350	6,733,105
Less: accumulated depreciation	(1,612,018)	(1,287,226)

	5,130,332	5,445,879

Land	2,117,435	2,117,435

Total real estate, net	45,127,585	44,396,866
Cash and cash equivalents	2,524,585	3,320,599
Due from Supervisor, a related party	60,000	60,000
Deferred costs	1,826,684	1,752,344
Other assets	21,758	45,956
Leasing costs, less accumulated amortization of $1,023,673 in 2013 and $996,614 in 2012, respectively	1,916,462	1,400,573
Mortgage financing costs, less accumulated amortization of $1,659,457 in 2013 and $1,580,197 in 2012, respectively	568,363	647,623

Total assets	$52,045,437	$51,623,961

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$52,632,871	$52,900,635
Accrued mortgage interest	229,738	230,972
Payable to Lessee, a related party	5,259,043	3,322,181
Accrued expenses	3,220	7,470
Due to Supervisor, a related party	221,164	621,233

Total liabilities	58,346,036	57,082,491
Commitments and contingencies	—	—
Members’ deficiency (at March 31, 2013 and December 31, 2012, there were 720 units (at $5,000 per unit) of participation units outstanding)	(6,300,599)	(5,458,530)

Total liabilities and members’ deficiency	$52,045,437	$51,623,961

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
Revenue:
Basic minimum annual rent, from a related party	$961,160	$866,236
Advance of primary overage rent, from a related party	188,000	188,000

Total rent income	1,149,160	1,054,236

Interest and dividend income	238	185

Total revenue	1,149,398	1,054,421

Expenses:
Interest on mortgages	764,423	683,934
Supervisory services, to a related party	31,797	31,425
Depreciation of building and tenant improvements	615,992	400,510
Amortization of leasing costs	74,264	54,281
Formation transaction expenses	104,814	14,346
Professional fees, including amounts to a related party	205,472	53,774
Other	14,705	3,000

Total expenses	1,811,467	1,241,270

Net loss	$(662,069)	$(186,849)

Loss per $5,000 participation unit, based on 720 participation units outstanding during the period	$(919.54)	$(259.51)

Distributions per $5,000 participation unit consisted of the following:
Income	$—	$—
Return of capital	250	250

Total distributions	$250	$250

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ deficiency
January 1, 2013	$(5,458,530)
January 1, 2012		$(4,855,980)
Add net income (loss):
January 1, 2013 through March 31, 2013	(662,069)
January 1, 2012 through December 31, 2012		1,967,456

	(6,120,599)	(2,888,524)

Less distributions:
Distributions January 1, 2013 through March 31, 2013	180,000
Distributions January 1, 2012 through December 31, 2012		2,570,006

Total distributions	180,000	2,570,006

Members’ deficiency at the end of the period	$(6,300,599)	$(5,458,530)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(662,069)	$(186,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements	615,992	400,510
Amortization of leasing costs	74,264	54,281
Amortization of mortgage refinancing costs	79,261	79,261
Changes in operating assets and liabilities:
Other assets	24,196	(16,162)
Due to Supervisor, a related party	(26,675)	(15,926)
Accrued mortgage interest	(1,234)	(1,832)
Accrued supervisory fees, a related party	—	(20,000)
Accrued expenses	(4,250)	(48,571)

Net cash provided by operating activities	99,485	244,712

Cash flows from investing activities:
Increase in payable to Lessee, a related party	—	16,984

Net cash provided by investing activities	—	16,984

Cash flows from financing activities:
Repayment of mortgages payable	(267,764)	(253,396)
Deferred costs	(447,735)	(182,037)
Distributions to Participants	(180,000)	(180,000)

Net cash used in financing activities	(895,499)	(615,433)

Net decrease in cash and cash equivalents	(796,014)	(353,737)
Cash and cash equivalents, beginning of period	3,320,599	2,325,024

Cash and cash equivalents, end of period	$2,524,585	$1,971,287

Supplemental disclosure of cash flow information:
Cash paid for interest	$686,396	$606,505

Supplemental information of non-cash, investing and financing activities:
Deferred costs included in Due to Supervisor, a related party	$48,636	$68,239

Purchase of building and tenant improvements included in Payable to Lessee, a related party	$4,668,892	$4,569,277

See notes to the condensed financial statements.

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 and 2012. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining cash investment (which remaining cash investment at March 31, 2013, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income, earned from a related party, was $1,149,160 and $1,054,236 for the three months ended March 31, 2013 and 2012, respectively.

For the lease year ended September 30, 2012, Lessee had net operating profit of $7,869,126 after deduction of Basic Rent. Lessee paid Primary Overage Rent of $752,000 for that lease year prior to September 30, 2012 and Secondary Overage Rent of $3,558,414 subsequent to September 30, 2012. The Secondary Overage Rent of $3,558,414 represents 50% of the excess of the Lessee’s net operating profit of $7,869,126 over $752,000, less $148 representing interest earned and retained by Registrant on funds borrowed for the improvement program. As a result, the Secondary Overage Rent paid by the Lessee subsequent to September 30, 2012 of $3,558,414 plus $148 of interest income was available for distribution by Registrant to the Participants. After deducting $1,500,000 for (i) fees relating to a proposed consolidation of Registrant, other public and private entities supervised by the Supervisor and the Supervisor and certain affiliated management companies into Empire State Realty Trust, Inc., a newly formed real estate investment trust (collectively the “Consolidation”) and the initial public offering of Class A common stock of Empire State Realty Trust, Inc. (the “IPO”), (ii) the increase in the supervisory fee to the Supervisor, (iii) accounting fees, (iv) general contingencies, (v) the Additional Payment to the Supervisor of $205,556 (Note E), and (vi) the annual New York State filing fee of $3,000, the balance of $1,850,006 was distributed by Registrant to the Participants on December 12, 2012.

As a result of its revenue recognition policy, rental income for the year ending December 31 includes Basic Rent and the advances of Primary Overage Rent received from October 1 to December 31, but does not include any portion of Secondary Overage Rent based on the Lessee’s operations during that period.

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed Consolidation (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc.

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

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $26,240,758 at March 31, 2013. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,680,713. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 60 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage is $11,457,497 at March 31, 2013. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,936,920. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing $934,616 was drawn, and an additional $14,000,000 used for improvements and tenanting costs has been drawn. The balance of the line of credit was $14,934,616 at March 31, 2013. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 10, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% or (ii) 300 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% or (ii) 300 basis points in excess of the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $55,141,100 as of March 31, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by the Registrant.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of March 31, 2013, Registrant had incurred or accrued costs related to the improvement program of $53,024,657 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowing available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $5,259,043 (for unpaid building improvements and leasing costs) and $3,322,181 as of March 31, 2013 and December 31, 2012, respectively.

Note E Supervisory Services

Supervisory and other services are provided to Registrant by its supervisor, Malkin Holdings, a related party. Beneficial interests in Registrant are held directly or indirectly by one or more persons at Malkin Holdings and/or their family members.

Registrant pays Supervisor for supervisory services and disbursements. The basic fee (the “Basic Payment”) had been payable at the rate of $40,000 per annum, payable $3,333 per month, since the fiscal year ended September 30, 1980. The Basic Payment was increased, with the approval of the Agents, by an amount equal to the increase in the Consumer Price Index since such date, resulting in an increase in the Basic Payment to $102,000 per annum effective July 1, 2010 to be adjusted annually for any subsequent increase in the Consumer Price Index. The Basic Payment was adjusted to $107,190 effective July 1, 2012. The fee is payable (i) not less than $2,333 per month, (ii) an additional $1,000 per month out of Primary Overage Rent and (iii) the balance out of available reserves from Secondary Overage Rent. Any deficiency in the portion of the fee payable from Primary or Secondary Overage Rent shall be payable out of Secondary Overage Rent in the next year in which Secondary Overage Rent is sufficient. The Agents also approved payment by Registrant, effective July 1, 2010, of the expenses in connection with regular accounting services related to maintenance of Registrant’s books and records. Such expenses were previously paid by Supervisor.

Registrant pays Supervisor an additional payment (“Additional Payment”) equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at March 31, 2013 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2012, the Additional Payment was $225,556.

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

Due from Supervisor, a related party, was $60,000 at March 31, 2013 and December 31, 2012, respectively. Due to Supervisor, a related party, was $221,164 and $621,233 at March 31, 2013 and December 31, 2012, respectively.

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $31,797 and $31,425 for the three-month periods ended March 31, 2013 and 2012, respectively. No remuneration was paid during the three-month periods ended March 31, 2013 and 2012 by Registrant to either of the Members. Included in professional fees are amounts for services from related parties of $43,372 and $23,024 for the three month periods ended March 31, 2013 and 2012, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $60,000 at March 31, 2013 and December 31, 2012 were paid to Participants on April 1, 2013 and January 1, 2013, respectively.

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

Note F Subsequent Events

Except as disclosed in “Part II, Other Information, Item 1(b),” there have not been any events that have occurred that would require adjustments to or disclosure in this Quarterly Report on Form 10-Q.

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

Cash and cash equivalents, due from Supervisor, a related party, other assets, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, other assets, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, and accrued expenses reported in Registrant’s Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

Mortgages payable: The fair value of borrowings, as disclosed in Note D, is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made to the Registrant.

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 - Quoted prices in active markets for identical instruments.

Level 2 - Valuations based principally on other observable market parameters, including:

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

Level 3 - Valuations based significantly on unobservable inputs.

•	Valuations based on third-party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•	Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. The Registrant follows this hierarchy for its financial instruments measured at fair value on a recurring and nonrecurring basis and other required fair value disclosures. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Fair Value Measurements. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Registrant could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $55,141,100, compared to the book value of the related debt of $52,632,871 at March 31, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of March 31, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Note H Offering Costs and Formation Transaction Expenses

In connection with the Consolidation and IPO, the Registrant has incurred or will incur incremental accounting fees, legal fees and other professional fees. Such costs will be deferred and recorded as a reduction of proceeds of the Consolidation and IPO, or expensed if the Consolidation and IPO is not consummated. Certain costs associated with the Consolidation and IPO not directly attributable to the solicitation of consents and the IPO, but rather related to structuring the formation transaction, are expensed as incurred.

Through March 31, 2013 the Registrant has incurred capitalized external offering costs of $1,826,684, of which the Registrant has incurred $74,340 and $122,605 for the three months ended March 31, 2013 and 2012, respectively which are reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $48,636 and $422,031 of these costs are in Due to Supervisor at March 31, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $43,372 and $23,024 for the three months ended March 31, 2013 and 2012, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $227,846 as of March 31, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

The Registrant applied the guidance for accounting changes and error corrections and revised the prior period financial statements presented.

The following table presents the effect this correction had on the Registrant’s prior period reported financial statements. Additionally, financial information included elsewhere in this Form 10-Q that is impacted by the adjustment have been revised, as applicable.

	For the three months ended March 31, 2012
	As reported	Adjustment	As adjusted
Formation transaction expenses	$—	$14,346	$14,346
Net loss	(172,503)	(14,346)	(186,849)
Net cash provided by operating activities	259,058	(14,346)	244,712
Net cash used in financing activities	(629,779)	14,346	(615,433)
Net change in cash and cash equivalents	1,971,287	—	1,971,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Condition and Results of Operations

Registrant was organized solely for the purpose of owning the Property subject to a net operating lease of the Property held by Lessee. Registrant is required to pay, from Basic Rent under the Lease, the charges on the First and Second mortgages and the line of credit and amounts for supervisory services. Registrant is required to pay from Primary Overage Rent and Secondary Overage Rent the Additional Payment to Supervisor, other expenses and then to distribute the balance of such Overage Rent less any additions to reserves to the Participants. See Note C to the condensed financial statements. Pursuant to the Lease, Lessee has assumed responsibility for the condition, operation, repair, maintenance and management of the Property. Accordingly, Registrant need not maintain substantial reserves or otherwise maintain liquid assets to defray any operating expenses of the Property.

Registrant’s results of operations are affected primarily by the amount of rent payable to it under the Lease. The amounts of Primary Overage Rent and Secondary Overage Rent are affected by the New York City economy and real estate rental market, which is difficult for management to forecast.

During the three-month period ended March 31, 2013, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total rent income increased by $94,924 for the three month period ended March 31, 2013 as compared with the corresponding period of the prior year as a result of an increase in Basic Rent of $94,924 to cover an increase in debt service attributable to a $9,000,000 draw on the Signature Bank line of credit, which was used to fund improvements and tenanting costs, increasing the loan balance.

Total expenses increased by $570,197 for the three month period ended March 31, 2013 as compared with the corresponding period of the prior year, attributable to: (a) a net increase in interest on the mortgages payable of $80,489, consisting of an increase of $94,924 due to the $9,000,000 increase of the Signature line of credit loan on November 7, 2012 and an aggregate decrease of $14,435 on the Prudential First Mortgage and Second Mortgage attributable to a reduction in the loan balance due to principal amortization, (b) an increase of supervisory fees of $372 representing a cost-of-living increase, (c) an increase in depreciation of building and tenant improvements of $215,482 attributable to depreciation on improvements placed in service during 2012 and the first three months of 2013, (d) an increase in amortization of leasing costs of $19,983 attributable to amortization of leasing costs capitalized during 2012 and the first three months of 2013 (e) an increase in miscellaneous expenses of $11,705 attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, (f) an increase in professional fees of $151,698 including (i) a net increase in fees to Malkin Holdings of $20,348 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (ii) an increase in consulting fees for the design and implementation of a new accounting system and (iii) matters pertaining to the class action litigation (as described in Legal Proceedings) and (g) an increase in formation transaction expenses of $90,468. The increase in formation transaction expenses is mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at March 31, 2013 as compared with December 31, 2012 as a result of 1) costs incurred in connection with the Consolidation and IPO, and 2) commitments for reimbursement to Lessee under the improvement program. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 21 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant is in the process of soliciting consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed Consolidation (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

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

Inflation

Registrant believes that there has been no material change in the impact of inflation on its operations since the filing of its report on Form 10-K for the year ended December 31, 2012. Inflationary trends in the economy do not directly affect Registrant’s operations since Registrant does not actively engage in the operation of the Property. Inflation may impact the operations of Lessee. Lessee is required to pay Basic Rent, regardless of the results of its operations. Inflation and other operating factors affect the amount of Primary and Secondary Overage Rent payable by Lessee, which is based on Lessee’s net operating profit.

Security Ownership

The Members in Registrant do not hold any Participations in their individual capacities.

As of March 31, 2013, certain of the Members in Registrant held Participations as follows:

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

• Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

(b) In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the Consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the Consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed Consolidation. The complaints seek money damages and injunctive relief preventing the proposed Consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the Consolidation had been structured in such a manner that would cause the participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the transaction presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the transaction as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust, Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed transaction on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units (all of which will be paid by affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and the Estate of Leona M. Helmsley and certain participants in the private entities who agree to contribute) to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period, any of the three subject LLC’s percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the transaction without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which are included therein). Defendants have also acknowledged the work of plaintiffs and their counsel was a material factor in defendants’ implementation of the change in the Consolidation that, as originally proposed, would have required the exchange of participation interests for Class A common stock, which are taxable on receipt, and that now permits participants instead to elect to receive operating partnership units and Class B common stock, which permit tax deferral. Participants in the subject LLCs and private entities will not be required to bear any portion of the settlement payment. The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant will not bear any of the settlement payment.

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

Pursuant to a decision issued on April 30, 2013, the court rejected such allegation and ruled in the Supervisor’s favor, holding that the buyout provisions of the participation agreements with respect to ESBA are legally binding and enforceable and that participants do not have the rights that they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the class action settlement. At the conclusion of the hearing, the judge stated that it was his intention to approve such settlement and that he would issue a written decision approving the settlement. Of the approximately 4,500 participants in all the subject LLCs and private entities included in the consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding injunctive, declaratory and other equitable relief, so they cannot seek an injunction to halt the consolidation or IPO. The settlement will not become final until resolution of any appeal.

The participants who challenged the buyout provision moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, the Supervisor filed its brief in opposition to the motion for a stay.

The participants who challenged the buyout provision have appealed. Their motion for the stay is still pending and, if they pursue it, will be submitted to the appellate court for decision. Any decision on their appeal itself could take many months. The Supervisor cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc.

Although there can be no assurance, the Supervisor believes that the trial court’s decision was correct, that it will be upheld on appeal, and that the appellate court will not grant the motion to stay the proceedings relating to the class action settlement.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document

24.1	Power of Attorney dated April 16, 2013 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended March 31, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated April 16, 2013 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C.
(Registrant)

By /s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of 250 West 57th St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

May 13, 2013

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