Form 10-Q
period 2013-06-30
250 WEST 57TH ST ASSOCIATES L.L.C.
filed 2013-08-09
CIK 100412

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒.

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Real Estate at 250-264 West 57th Street, New York, New York:
Building	$4,940,682	$4,940,682
Less: accumulated depreciation	(4,940,682)	(4,940,682)

	—	—

Building improvements	46,777,054	44,256,841
Less: accumulated depreciation	(8,012,016)	(7,423,289)

	38,765,038	36,833,552

Tenant improvements	6,921,375	6,733,105
Less: accumulated depreciation	(1,934,559)	(1,287,226)

	4,986,816	5,445,879

Land	2,117,435	2,117,435

Total real estate, net	45,869,289	44,396,866
Cash and cash equivalents	2,636,199	3,320,599
Due from Supervisor, a related party	60,000	60,000
Deferred costs	1,939,357	1,752,344
Other assets	30,778	45,956
Leasing costs, less accumulated amortization of $1,086,684 in 2013 and $996,614 in 2012, respectively	1,984,957	1,400,573
Mortgage financing costs, less accumulated amortization of $1,738,718 in 2013 and $1,580,197 in 2012, respectively	489,104	647,623

Total assets	$53,009,684	$51,623,961

Liabilities and members’ deficiency
Liabilities:
Mortgages payable	$52,361,389	$52,900,635
Accrued mortgage interest	224,781	230,972
Payable to Lessee, a related party	6,767,038	3,322,181
Deferred revenue	322,150	—
Accrued expenses	16,010	7,470
Due to Supervisor, a related party	419,653	621,233

Total liabilities	60,111,021	57,082,491
Commitments and contingencies	—	—
Members’ deficiency (at June 30, 2013 and December 31, 2012, there were 720 units (at $5,000 per unit) of participation units outstanding)	(7,101,337)	(5,458,530)

Total liabilities and members’ deficiency	$53,009,684	$51,623,961

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue:
Basic minimum annual rent, from a related party	$962,923	$866,237	$1,924,083	$1,732,472
Advance of primary overage rent, from a related party	188,000	188,000	376,000	376,000

Total rent income	1,150,923	1,054,237	2,300,083	2,108,472

Interest and dividend income	156	164	394	350

Total revenue	1,151,079	1,054,401	2,300,477	2,108,822

Expenses:
Interest on mortgages	762,452	680,400	1,526,875	1,364,334
Supervisory services, to a related party	31,798	31,426	63,595	62,851
Depreciation of building and tenant improvements	620,068	438,025	1,236,060	838,534
Amortization of leasing costs	77,726	56,786	151,990	111,067
Formation transaction expenses	68,942	24,491	173,756	38,837
Professional fees, including amounts to a related party	192,793	49,229	398,265	103,003
Other	18,038	14,168	32,743	17,168

Total expenses	1,771,817	1,294,525	3,583,284	2,535,794

Net loss	$(620,738)	$(240,124)	$(1,282,807)	$(426,972)

Loss per $5,000 participation unit, based on 720 participation units outstanding during the period	$(862.14)	$(333.51)	$(426,972)	$(593.02)

Distributions per $5,000 participation unit consisted of the following:
Income	$—	$—	$—	$—
Return of capital	250.00	250.00	500.00	500.00

Total distributions	$250.00	$250.00	$500.00	$500.00

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Statements of Members’ Deficiency

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
	(Unaudited)
Members’ deficiency
January 1, 2013	$(5,458,530)
January 1, 2012		$(4,855,980)
Add net income (loss):
January 1, 2013 through June 30, 2013	(1,282,807)
January 1, 2012 through December 31, 2012		1,967,456

	(6,741,337)	(2,888,524)

Less distributions:
Distributions January 1, 2013 through June 30, 2013	360,000
Distributions January 1, 2012 through December 31, 2012		2,570,006

Total distributions	360,000	2,570,006

Members’ deficiency at the end of the period	$(7,101,337)	$(5,458,530)

See notes to the condensed financial statements.

250 West 57th St. Associates L.L.C.

(A Limited Liability Company)

Condensed Statements of Cash Flows

	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,282,807)	$(426,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and tenant improvements	1,236,060	838,534
Amortization of leasing costs	151,990	111,067
Amortization of mortgage refinancing costs	158,521	158,522
Changes in operating assets and liabilities:
Other assets	15,178	(75,503)
Deferred revenue	322,150	—
Due to Supervisor, a related party	66,018	(25,774)
Accrued mortgage interest	(6,191)	(3,717)
Accrued supervisory fees, a related party	—	(20,000)
Accrued expenses	8,540	(17,821)

Net cash provided by operating activities	669,459	538,336

Cash flows from investing activities:
Increase in payable to Lessee, a related party	—	16,984

Net cash provided by investing activities	—	16,984

Cash flows from financing activities:
Repayment of mortgages payable	(539,246)	(510,308)
Deferred costs	(454,613)	(377,170)
Distributions to Participants	(360,000)	(360,000)

Net cash used in financing activities	(1,353,859)	(1,247,478)

Net decrease in cash and cash equivalents	(684,400)	(692,158)
Cash and cash equivalents, beginning of period	3,320,599	2,325,024

Cash and cash equivalents, end of period	$2,636,199	$1,632,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,374,545	$1,209,528

Supplemental information of non-cash, investing and financing activities:
Deferred costs included in Due to Supervisor, a related party	$154,433	$139,730

Purchase of building and tenant improvements included in Payable to Lessee, a related party	$6,030,664	$7,120,700

See notes to the condensed financial statements.

Note A Interim Period Reporting

In the opinion of management, the accompanying unaudited condensed financial statements of 250 West 57th St. Associates L.L.C. (“Registrant”) reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Registrant as of June 30, 2013, its results of operations for the three and six months ended June 30, 2013 and 2012 and its cash flows for the six months ended June 30, 2013 and 2012. Information included in the condensed balance sheet as of December 31, 2012 has been derived from the audited balance sheet included in Registrant’s Form 10-K for the year ended December 31, 2012 (the “10-K”) previously filed with the Securities and Exchange Commission (the “SEC”). Pursuant to rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed financial statements should be read in conjunction with the financial statements, notes to financial statements and the other information in the 10-K. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any interim period or the full year.

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

Lessee is required to make a monthly payment to Registrant, as an advance against primary overage rent (“Primary Overage Rent”), of an amount equal to its operating profit for its previous lease year in the maximum amount of $752,000 per annum. Lessee currently advances $752,000 each year, which is recorded in revenues in monthly installments of $62,667 and permits Registrant to make regular monthly distributions at 20% per annum on the Participants’ remaining cash investment (which remaining cash investment at June 30, 2013, was equal to the Participants’ original cash investment of $3,600,000) and to pay $1,667 monthly to Supervisor as an advance of the additional payment (the “Additional Payment”).

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

Rent income, earned from a related party, was $2,300,083 and $2,108,472 for the six months ended June 30, 2013 and 2012, respectively.

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

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received the required consents of Participants in the Registrant to the Consolidation. The Supervisor has also received the required consents of participants in 60 East 42nd St. Associates L.L.C. to the Consolidation. The Supervisor has received the required supermajority consent from participants in Empire State Building Associates L.L.C. Following the receipt of the required supermajority approval, each participant in Empire State Building Associates L.L.C who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interest was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

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

Note D Mortgages

On December 29, 2004, a first mortgage (the “First Mortgage”) was placed on the Property in the amount of $30,500,000 with Prudential Insurance Company of America. At closing, $3,000,000 was drawn and the remaining $27,500,000 was drawn during 2005. These draws paid off the pre-existing first mortgage of $15,500,000 with Emigrant Savings Bank on September 1, 2005 and were used to finance capital improvements as needed. The initial draw of $3,000,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 5.33% per annum until January 5, 2007. Commencing February 5, 2007 Registrant is required to make monthly payments of $184,213 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the First Mortgage is $26,036,875 at June 30, 2013. The First Mortgage matures on January 5, 2015 when the principal balance will be $24,680,713. The First Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the First Mortgage is paid in full during the last 60 days of the term.

On May 25, 2006, a second mortgage (the “Second Mortgage”) was placed on the Property in the amount of $12,410,000 with Prudential Insurance Company of America. At closing, $2,100,000 was drawn and the remaining $10,310,000 had been drawn as of March 5, 2009. The initial draw of $2,100,000 and all subsequent draws required constant equal monthly payments of interest only, at the rate of 6.13% per annum until March 5, 2009. Commencing April 5, 2009, Registrant is required to make monthly payments of $80,947 applied to interest and principal calculated on a 25-year amortization schedule. The balance of the Second Mortgage is $11,389,898 at June 30, 2013. The Second Mortgage matures on January 5, 2015 when the principal balance will be $10,936,920. The Second Mortgage may be prepaid at any time, in whole only, upon payment of a prepayment penalty based on a yield maintenance formula. There is no prepayment penalty if the Second Mortgage is paid in full during the last 60 days of the term.

On October 15, 2009, Registrant closed on a $21,000,000 line of credit from Signature Bank secured by a mortgage on the Property, subordinate to the existing senior mortgage debt held by Prudential Insurance Company of America in the original amount of $42,910,000, and to be used for capital improvements. At closing $934,616 was drawn, and an additional $14,000,000 used for improvements and tenanting costs has been drawn. The balance of the line of credit was $14,934,616 at June 30, 2013. The Signature Bank loan requires payments of interest only and is co-terminus with the existing senior mortgage debt. The $21,000,000 loan from Signature Bank was modified effective as of January 10, 2012 to provide for a reduction in the fluctuating rate of interest from a floor of 6.50% to 4.25% and to a reduction in the fixed rate to the greater of (i) 4.75% or (ii) 300 basis points in excess of the weekly average yield on U.S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date. The loan was also modified to allow borrower to elect prepayment without any prepayment fees if the fixed interest rate were the greater of (i) 5.00% or (ii) 300 basis points in excess of the weekly average yield on U .S. Treasury Securities adjusted to a maturity date closest to the mortgage maturity date.

The estimated fair value of Registrant’s mortgage debt based on available market information is approximately $54,526,767 as of June 30, 2013. The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by the Registrant.

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

The Program for improvements was further increased in 2006 from $31,400,000 to up to $82,300,000, again on the basis that such increase would allow a further extension of the Lease based on the net present benefit to Registrant of the improvements made. The Participants in Registrant and the members in Lessee have approved increasing the financing from the total of $42,910,000 provided by the First and Second Mortgages to up to $63,900,000. As of June 30, 2013, Registrant had incurred or accrued costs related to the improvement program of $54,386,429 and estimates that costs upon completion will be approximately $82,300,000. The balance of the costs of the Program will be financed primarily by the additional borrowing available under the $21,000,000 previously approved loan that closed on October 15, 2009 and Lessee’s operating cash flow. Amounts Payable to Lessee related to the program were $6,767,038 (for unpaid building improvements and leasing costs) and $3,322,181 as of June 30, 2013 and December 31, 2012, respectively.

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

Registrant pays Supervisor an Additional Payment equal to 10% of all distributions to Participants in any year in excess of the amount representing a return to them at the rate 15% per annum on their remaining cash investment in Registrant (which remaining cash investment at June 30, 2013 was equal to the Participants’ original cash investment of $3,600,000). For tax purposes, such Additional Payment is recognized as a profits interest, and the Supervisor is treated as a partner, all without modifying each Participant’s distributive share of reportable income and cash distributions. For the year ended December 31, 2012, the Additional Payment was $225,556.

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

Due from Supervisor, a related party, was $60,000 at June 30, 2013 and December 31, 2012, respectively. Due to Supervisor, a related party, was $419,653 and $621,233 at June 30, 2013 and December 31, 2012, respectively.

Registrant pays Supervisor for other services at hourly rates. Pursuant to the fee arrangements described herein, Registrant incurred supervisory fees of $63,595 and $62,851 the six-month periods ended June 30, 2013 and 2012, respectively. No remuneration was paid during the six-month periods ended June 30, 2013 and 2012 by Registrant to either of the Members. Included in professional fees are amounts for services from related parties of $30,230 and $73,602 for the three and six months month ended June 30, 2013, respectively, and $14,578 and $37,602 for the three and six months month ended June 30, 2012, respectively.

Distributions are paid from a cash account held by Supervisor. That account is included in the condensed Balance Sheets as “Due from Supervisor.” The funds of $60,000 at June 30, 2013 and December 31, 2012 were paid to Participants on July 1, 2013 and January 1, 2013, respectively.

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

Cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, deferred revenue and accrued expenses: The carrying amount of cash and cash equivalents, due from Supervisor, a related party, accrued mortgage interest, payable to Lessee, a related party, due to Supervisor, a related party, deferred revenue and accrued expenses reported in Registrant’s Condensed Balance Sheets approximate fair value due to the short term maturity of these instruments.

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

The mortgages payable had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $54,526,767, compared to the book value of the related debt of $52,361,389 at June 30, 2013.

Disclosure about fair value of financial instruments is based on pertinent information available to the Registrant as of June 30, 2013. Although the Registrant is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Through June 30, 2013 the Registrant has incurred external offering costs of $1,939,357, of which the Registrant has incurred $187,013 and $389,229 for the six months ended June 30, 2013 and 2012, respectively which are reflected as deferred costs on Registrant’s Condensed Balance Sheets. A total of $154,433 and $422,031 of these costs are in Due to Supervisor at June 30, 2013 and December 31, 2012, respectively. Additional offering costs for work done by employees of the Supervisor of $73,602 and $37,602 for the six months ended June 30, 2013 and 2012, respectively, were incurred and advanced by the Supervisor and have or will be reimbursed to the Supervisor by the Registrant.

Correction of an Immaterial Error in the Financial Statements

The Registrant’s prior period financial results have been adjusted to reflect an immaterial correction which has no impact to the net change in cash reported on the statement of cash flows. During fiscal year 2012, the Registrant determined that certain costs related to the structuring of the consolidation transaction that were previously included in deferred offering costs should have been expensed in the periods incurred. The correction impacted the 2012, 2011 and 2010 periods and had accumulated to an amount of $252,337 as of June 30, 2012. Adhering to applicable guidance for accounting changes and error corrections, the Registrant concluded that the error was not material to any of the prior period financial statements. The correction resulted in immaterial changes to deferred costs and formation transaction expenses for the years ended December 31, 2011 and 2010, and for interim periods within those years and within 2012.

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

During the six-month period ended June 30, 2013, Registrant made regular monthly distributions of $83.33 for each $5,000 Participation ($1,000 per annum for each $5,000 participation). There are no restrictions on Registrant’s present or future ability to make distributions; however, the amount of such distributions depends on the ability of Lessee to make monthly payments of Basic Rent, Primary Overage Rent, and Secondary Overage Rent to Registrant in accordance with the terms of the Lease. Registrant expects to make distributions so long as it receives the payments provided for under the Lease.

The following summarizes, with respect to the current period and corresponding period of the previous year, the material factors affecting Registrant’s results of operations for such periods:

Total rent income increased by $191,611 for the six month period ended June 30, 2013 as compared with the corresponding period of the prior year as a result of an increase in Basic Rent of $191,611 to cover an increase in debt service attributable to a November 7, 2012 $9,000,000 draw on the Signature Bank line of credit, which was used to fund improvements and tenanting costs, increasing the loan balance.

Total rent income increased by $96,686 for the three month period ended June 30, 2013 as compared with the corresponding period of the prior year as a result of an increase in Basic Rent of $96,686 to cover an increase in debt service attributable to a $9,000,000 draw on the Signature Bank line of credit, which was used to fund improvements and tenanting costs, increasing the loan balance.

Total expenses increased by $1,047,489 for the six month period ended June 30, 2013 as compared with the corresponding period of the prior year, attributable to: (a) a net increase in interest on the mortgages payable of $162,541, consisting of an increase of $193,377 due to the $9,000,000 increase of the Signature line of credit loan on November 7, 2012 and an aggregate decrease of $30,836 on the Prudential First Mortgage and Second Mortgage attributable to a reduction in the loan balance due to principal amortization, (b) an increase of supervisory fees of $744 representing a cost-of-living increase, (c) an increase in depreciation of building and tenant improvements of $397,526 attributable to depreciation on improvements placed in service during 2012 and the first six months of 2013, (d) an increase in amortization of leasing costs of $40,923 attributable to amortization of leasing costs capitalized during 2012 and the first six months of 2013 (e) an increase in other expenses of $15,575 mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, (f) an increase in professional fees of $295,262 including (i) a net increase in fees to Malkin Holdings of $36,000 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (ii) an increase in consulting fees for the design and implementation of a new accounting system, and (iii) matters pertaining to the class action litigation (as described in Legal Proceedings), and (g) an increase in formation transaction expenses of $134,919, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Total expenses increased by $477,292 for the three month period ended June 30, 2013 as compared with the corresponding period of the prior year, attributable to: (a) a net increase in interest on the mortgages payable of $82,052, consisting of an increase of $98,452 due to the $9,000,000 increase of the Signature line of credit loan on November 7, 2012 and an aggregate decrease of $16,400 on the Prudential First Mortgage and Second Mortgage attributable to a reduction in the loan balance due to principal amortization, (b) an increase of supervisory fees of $372 representing a cost-of-living increase, (c) an increase in depreciation of building and tenant improvements of $182,043, attributable to depreciation on improvements placed in service during 2012 and the first six months of 2013, (d) an increase in amortization of leasing costs of $20,940, attributable to amortization of leasing costs capitalized during 2012 and the first six months of 2013 (e) an increase in other expenses of $3,870 mainly attributable to allocated officers and directors insurance which commenced in the second quarter of 2012, (f) an increase in professional fees of $143,564 including (i) a net increase in fees to Malkin Holdings of $15,652 and legal and accounting fees for services rendered in connection with the Consolidation and IPO, (ii) an increase in consulting fees for the design and implementation of a new accounting system, and (iii) matters pertaining to the class action litigation (as described in Legal Proceedings), and (g) an increase in formation transaction expenses of $44,451, mainly attributable to the solicitation of consents from Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation and IPO.

Liquidity and Capital Resources

Registrant’s liquidity has decreased at June 30, 2013 as compared with December 31, 2012 as a result of 1) costs incurred in connection with the Consolidation and IPO, and 2) commitments for reimbursement to Lessee under the improvement program. Registrant may from time to time set aside cash for general contingencies. Adverse developments in economic, credit and investment markets over the last several years impaired general liquidity (although some improvement in such markets has arisen recently) and the developments may negatively impact Registrant and/or space tenants at the Building. Any such impact should be ameliorated by the fact that (a) each of Registrant and its Lessee has very low debt in relation to asset value, (b) the maturity of Registrant’s existing and planned debt will not occur within the next 18 months, and (c) the Building’s rental revenue is derived from a substantial number of tenants in diverse businesses with lease termination dates spread over numerous years.

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

The Supervisor of the Registrant has solicited consents of Participants in the Registrant and other public limited liability companies supervised by the Supervisor to the proposed Consolidation pursuant to a prospectus/consent solicitation statement included in a registration statement on Form S-4 declared effective by the SEC. In the proposed transaction, (x) the property interests of the Registrant, such other public limited liability companies and certain private entities supervised by the Supervisor, and (y) the Supervisor and certain affiliated management companies would be contributed to the operating partnership of Empire State Realty Trust, Inc., a newly organized real estate investment trust.

Consents are required from Participants in the Registrant and such other public limited liability companies for them to contribute their interests in the Consolidation. The Supervisor of the Registrant has received the required consents of Participants in the Registrant to the Consolidation. The Supervisor has also received the required consents of participants in 60 East 42nd St. Associates L.L.C. to the Consolidation. The Supervisor has received the required supermajority consent from participants in Empire State Building Associates L.L.C. Following the receipt of the required supermajority approval, each participant in Empire State Building Associates L.L.C who had voted against, or abstained, or not submitted a consent form regarding the Consolidation, was sent a 10-day buyout notice stating that its interest was subject to buyout for $100 if it did not consent to the Consolidation. The period for consenting to the Consolidation for those sent the buyout notice, as extended, has not yet terminated.

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

As of June, 2013, certain of the Members in Registrant held Participations as follows:

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

• Evaluation of disclosure controls and procedures. The Supervisor after evaluating the effectiveness of Registrant’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, the end of the period covered by this report, has concluded that as of that date Registrant’s disclosure controls and procedures were effective and designed to ensure that material information relating to Registrant would be made known to it by others within those entities on a timely basis.

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

(b) In March 2012, five putative class actions, or the Class Actions, were filed in New York State Supreme Court, New York County by Participants in Empire State Building Associates L.L.C. (“ESBA”) and several other entities supervised by the Supervisor (on March 1, 2012, March 7, 2012, March 12, 2012, March 14, 2012 and March 19, 2012). The plaintiffs assert claims against Malkin Holdings LLC, Malkin Properties, L.L.C., Malkin Properties of New York, L.L.C., Malkin Properties of Connecticut, Inc., Malkin Construction Corp., Anthony E. Malkin, Peter L. Malkin, the Estate of Leona M. Helmsley, Empire State Realty OP, L.P. and Empire State Realty Trust, Inc. for breach of fiduciary duty, unjust enrichment, and/or aiding and abetting breach of fiduciary duty. They allege, among other things, that the terms of the Consolidation and the process by which it was structured (including the valuation that was employed) are unfair to the participants in the existing entities, the Consolidation provides excessive benefits to Malkin Holdings and its affiliates and the then-draft prospectus/consent solicitation filed with the SEC failed to make adequate disclosure to permit a fully informed decision about the proposed Consolidation. The complaints seek money damages and injunctive relief preventing the proposed Consolidation. The actions were consolidated and co-lead plaintiffs’ counsel were appointed by the New York State Supreme Court by order dated June 26, 2012. Furthermore, an underlying premise of the Class Actions, as noted in discussions among plaintiffs’ counsel and defendants’ counsel, was that the Consolidation had been structured in such a manner that would cause participants in ESBA, 60 East 42nd St. Associates L.L.C. and 250 West 57th St. Associates L.L.C. (the “subject LLCs”) immediately to incur substantial tax liabilities.

The parties entered into a Stipulation of Settlement dated September 28, 2012, resolving the Class Actions. The Stipulation of Settlement recites that the Consolidation was approved by overwhelming consent of the participants in the private entities. The Stipulation of Settlement states that counsel for the plaintiff class satisfied themselves that they have received adequate access to relevant information, including the independent valuer’s valuation process and methodology, that the disclosures in the Registration Statement on Form S-4, as amended, are appropriate, that the Consolidation presents potential benefits, including the opportunity for liquidity and capital appreciation, that merit the participants’ serious consideration and that each of named class representatives intends to support the Consolidation as modified. The Stipulation of Settlement further states that counsel for the plaintiff class are satisfied that the claims regarding tax implications, enhanced disclosures, appraisals and exchange values of the properties that would be consolidated into Empire State Realty Trust, Inc., and the interests of the participants in the subject LLCs and the private entities, have been addressed adequately, and they have concluded that the settlement pursuant to the Stipulation of Settlement and opportunity to consider the proposed Consolidation on the basis of revised consent solicitations are fair, reasonable, adequate and in the best interests of the plaintiff class.

The defendants in the Stipulation of Settlement denied that they committed any violation of law or breached any of their duties and did not admit that they had any liability to the plaintiffs.

The terms of the settlement include, among other things (i) a payment of $55 million, with plaintiffs’ counsel’s court-approved attorneys’ fees and, in the case of shares of common stock and/or operating partnership units, after the termination of specified lock-up periods, to participants in the subject LLCs, a minimum of 80% in cash and maximum of 20% in freely-tradable shares of common stock and/or freely-tradable operating partnership units to be distributed, after reimbursement of plaintiffs’ counsel’s court-approved expenses and payment of the subject LLCs and the private entities pursuant to a plan of allocation to be prepared by counsel for plaintiffs; (ii) defendants’ agreement that (a) the IPO will be on the basis of a firm commitment underwriting; (b) if, during the solicitation period of the subject LLCs, any of the three subject LLCs’ percentage of total exchange value is lower than what is stated in the final prospectus/consent solicitation statement by 10% or more, such decrease will be promptly disclosed by defendants to participants in the subject LLCs; and (c) unless total gross proceeds of $600,000,000 are raised in the IPO, defendants will not proceed with the Consolidation without further approval of the subject LLCs; and (iii) defendants’ agreement to make additional disclosures in the prospectus/consent solicitation regarding certain matters (which were included therein). The payment in settlement of the Class Actions will be made by the Estate of Leona M. Helmsley and affiliates of Malkin Holdings (provided that none of Malkin Holdings and its affiliates that would become a direct or indirect subsidiary of Empire State Realty Trust, Inc. in the Consolidation will have any liability for such payment) and certain participants in the private entities who agree to contribute. The Registrant and its participants will not bear any of the settlement payment.

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

On January 28, 2013, six participants in ESBA filed an objection to preliminary approval, and cross-moved to intervene in the action and for permission to file a separate complaint on behalf of ESBA participants. The court denied the cross motion of such objecting participants, and the court denied permission for such objecting participants to file a separate complaint as part of the Class Action, but permitted them to file a brief solely to support their allegation that the buyout would deprive non-consenting participants in ESBA of “fair value” in violation of the New York Limited Liability Company Law. The court rejected the objecting participants’ assertion that preliminary approval be denied and granted preliminary approval of the settlement.

Pursuant to a decision issued on April 30, 2013, the court rejected the allegation regarding the New York Limited Liability Company Law and ruled in the Supervisor’s favor, holding that such buyout provisions are legally binding and enforceable and that participants do not have the rights they claimed under the New York Limited Liability Company Law.

On May 2, 2013, the court held a hearing regarding final approval of the Class Actions settlement, at the conclusion of which the court stated that it intended to approve the settlement. On May 17, 2013, the court issued its Opinion and Order. The court rejected the objections by all objectors and upheld the settlement in its entirety. Of the approximately 4,500 class members who are participants in all of the subject LLCs and private entities included in the Consolidation, 12 opted out of the settlement. Those who opted out will not receive any share of the settlement proceeds, but can pursue separate claims for monetary damages. They are bound by the settlement agreement regarding equitable relief, so they cannot seek an injunction to halt the Consolidation or IPO. The settlement will not become final until resolution of any appeal.

Also on May 17, 2013, the court issued its Opinion and Order on attorneys’ fees. Class counsel applied for an award of $15.0 million in fees and $295,895 in expenses, which the court reduced to $11.59 million in fees and $265,282 in expenses.

The participants who challenged the buyout provision filed a notice of appeal of the court’s April 30, 2013 decision and moved before the appellate court for a stay of all proceedings relating to the settlement, including such a stay as immediate interim relief. On May 1, 2013, their request for immediate interim relief was denied. On May 13, 2013, the supervisor filed its brief in opposition to the motion for the stay. On June 18, 2013, the appellate court denied the motion for the stay. On July 16, 2013, these participants filed their brief and other supporting papers on their appeal of the April 30, 2013 decision, which is required to perfect the appeal.

In addition, on June 20, 2013, these same participants filed additional notices of appeal of the trial court’s rulings in the Class Actions. These notices of appeals related to (i) the order entered February 22, 2013 granting preliminary approval of the Class Action settlement and setting a hearing for final approval; (ii) the order entered February 26, 2013, refusing to sign a proposed order to show cause for a preliminary injunction regarding the Consolidation; (iii) an order entered April 2, 2013, denying the motion to intervene and to file a separate class action on behalf ESBA participants; (iv) the order entered April 10, 2013, refusing to sign the order to show cause seeking to extend the deadline for class members to opt out of the Class Action settlement; (v) the Final Judgment and Order entered May 17, 2013; (vi) the order entered May 17, 2013 approving the Class Action settlement; and (vii) the order entered May 17, 2013 awarding class counsel attorneys’ fees and costs.

Any decision on the appeal on the New York Limited Liability Law issue could take many months. The Registrant cannot predict the timing or outcome of an appeal process or any related relief, if such appeal were successful. If the court’s decision were reversed by the appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., which could take the form of monetary damages or other equitable relief, and the court could order some or all of the relief that the objecting participants have requested, as described above. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

As noted, class members who objected to the Class Action settlement filed notices of appeal from the court’s decision to approve the Stipulation of Settlement. As a result, the Registrant and Empire State Realty Trust, Inc. may incur costs associated with defending any such appeal or paying any judgment if defendants lose. The Registrant cannot predict the timing or outcome of an appeal. If the court’s decision were reversed by an appellate court, there is a risk that it could have a material adverse effect on Empire State Realty Trust, Inc., including the imposition of monetary damages, injunctive relief or both. Although there can be no assurance, the Registrant believes that the trial court’s decision was correct, and that it will be upheld on appeal.

Item 4.	Mine Safety Disclosures.

  Not applicable.

Item 6.	Exhibits

EXHIBIT INDEX

Number	Document

24.1	Power of Attorney dated July 15, 2013 between Members in Registrant and Mark Labell which is being filed as Exhibit 24.1 to Registrant’s 10-Q for the period ended June 30, 2013.

31.1	Certification of Andrew Prentice, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark Labell, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Andrew Prentice, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark Labell, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Documents

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The individual signing this report on behalf of Registrant is Attorney-in-Fact for Registrant and each of the Members in Registrant, pursuant to Power of Attorney, dated July 15, 2013 (the “Power”) and is supervisor of the accounting functions.

250 WEST 57th ST. ASSOCIATES L.L.C.
(Registrant)

By	/s/ Mark Labell
Mark Labell as Senior Vice President, Finance of Malkin Holdings LLC,
Supervisor of 250 West 57th St. Associates L.L.C.* and as Attorney-in-Fact on behalf of:

Peter L. Malkin, Member
Anthony E. Malkin, Member

August 9, 2013

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